Form 10-Q
period 2021-03-31
KFORCE INC
filed 2021-05-05
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 21,914,936.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed investments, effects of interest rate variations, financing needs or plans, funding of employee benefit plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions, our ability to maintain compliance with our credit facility's covenants, our beliefs regarding the future flexibility of the working environment for Kforce, the impact of the COVID-19 pandemic on the global and U.S. macro-economic environments, and our business, customers, financial condition and results of operations, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2021	2020
Revenue	$363,225	$335,208
Direct costs	264,543	240,684
Gross profit	98,682	94,524
Selling, general and administrative expenses	78,029	79,216
Depreciation and amortization	1,202	1,393
Income from operations	19,451	13,915
Other expense, net	1,285	1,381
Income from operations, before income taxes	18,166	12,534
Income tax expense	4,905	3,428
Net income	13,261	9,106
Other comprehensive loss:
Defined benefit pension plans, no tax benefit	47	—
Change in fair value of interest rate swaps, net of tax	939	(1,121)
Comprehensive income	$14,247	$7,985

Earnings per share – basic	$0.63	$0.42
Earnings per share – diluted	$0.62	$0.42

Weighted average shares outstanding – basic	20,932	21,553
Weighted average shares outstanding – diluted	21,361	21,860
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$101,341	$103,486
Trade receivables, net of allowances of $2,216 and $3,204, respectively	244,226	228,373
Prepaid expenses and other current assets	6,904	7,033
Total current assets	352,471	338,892
Fixed assets, net	26,373	26,804
Other assets, net	79,980	77,575
Deferred tax assets, net	9,490	10,738
Goodwill	25,040	25,040
Total assets	$493,354	$479,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$38,382	$35,533
Accrued payroll costs	77,883	65,849
Current portion of operating lease liabilities	4,487	5,520
Income taxes payable	4,622	964
Other current liabilities	198	300
Total current liabilities	125,572	108,166
Long-term debt – credit facility	100,000	100,000
Other long-term liabilities	91,126	90,948
Total liabilities	316,698	299,114
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,615 and 72,600 issued, respectively	726	726
Additional paid-in capital	476,165	472,378
Accumulated other comprehensive loss	(3,437)	(4,423)
Retained earnings	396,849	388,645
Treasury stock, at cost; 50,740 and 50,427 shares, respectively	(693,647)	(677,391)
Total stockholders’ equity	176,656	179,935
Total liabilities and stockholders’ equity	$493,354	$479,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935
Net income	—	—	—	—	13,261	—	—	13,261
Issuance for stock-based compensation and dividends, net of forfeitures	15	—	271	—	(271)	—	—	—
Stock-based compensation expense	—	—	3,403	—	—	—	—	3,403
Employee stock purchase plan	—	—	113	—	—	(4)	57	170
Dividends ($0.23 per share)	—	—	—	—	(4,786)	—	—	(4,786)
Defined benefit pension plan, no tax benefit				47				47
Change in fair value of interest rate swaps, net of tax benefit of $319	—	—	—	939	—	—	—	939
Repurchases of common stock	—	—	—	—	—	317	(16,313)	(16,313)
Balance, March 31, 2021	72,615	$726	$476,165	$(3,437)	$396,849	50,740	$(693,647)	$176,656

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
Net income	—	—	—	—	9,106	—	—	9,106
Adoption of new accounting standard, net of tax of $75	—	—	—		(214)	—	—	(214)
Issuance for stock-based compensation and dividends, net of forfeitures	(4)	—	218	—	(218)	—	—	—
Stock-based compensation expense	—	—	2,896	—	—	—	—	2,896
Employee stock purchase plan	—	—	93	—	—	(4)	49	142
Dividends ($0.20 per share)	—	—	—	—	(4,293)	—	—	(4,293)
Change in fair value of interest rate swap, net of tax benefit of $384	—	—	—	(1,121)	—	—	—	(1,121)
Repurchases of common stock	—	—	—	—	—	685	(20,380)	(20,380)
Balance, March 31, 2020	72,198	$722	$462,752	$(2,647)	$354,926	49,958	$(662,354)	$153,399
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$13,261	$9,106
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	931	(126)
Provision for credit losses	(852)	2,229
Depreciation and amortization	1,202	1,393
Stock-based compensation expense	3,403	2,896
Defined benefit pension plan expense	252	211
Noncash lease expense	1,114	1,521
Loss on equity method investment	491	595
Other	242	141
Increase in operating assets
Trade receivables, net	(15,001)	(20,176)
Other assets	(324)	(452)
Increase in operating liabilities
Accrued payroll costs	12,203	2,129
Other liabilities	5,504	3,538
Cash provided by operating activities	22,426	3,005
Cash flows from investing activities:
Capital expenditures	(1,350)	(1,971)
Equity method investment	(2,000)	—
Cash used in investing activities	(3,350)	(1,971)
Cash flows from financing activities:
Proceeds from credit facility	—	35,000
Repurchases of common stock	(16,313)	(19,470)
Cash dividends	(4,786)	(4,293)
Payments on other financing arrangements	(122)	(328)
Cash (used in) provided by financing activities	(21,221)	10,909
Change in cash and cash equivalents	(2,145)	11,943
Cash and cash equivalents, beginning of period	103,486	19,831
Cash and cash equivalents, end of period	$101,341	$31,774

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flow Information	2021	2020
Cash Paid During the Period For:
Income taxes	$332	$399
Operating lease liabilities	1,690	1,987
Interest, net	634	541
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$243	$924
Employee stock purchase plan	170	142
Unsettled repurchases of common stock	—	910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2020 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from our audited Consolidated Balance Sheet as of December 31, 2020, as presented in our 2020 Annual Report on Form 10-K.
Our quarterly operating results are affected by the number of billing days in a particular quarter, the seasonality of our clients’ businesses and increased holiday and vacation days taken. In addition, we typically experience higher costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which adversely affects our gross profit and overall profitability. The impact of the COVID-19 pandemic on our business was somewhat unpredictable in 2020, but based on our current assessment, we do not expect any material impact on our long-term strategic plans, operations and liquidity due to COVID-19. However, we continue to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus as reported in the official agency reports. As such, the results of operations for any interim period may be impacted by these factors, among others, and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for credit losses; income taxes; self-insured liabilities for health insurance; obligations for the pension plan; and the impairment of goodwill, other long-lived assets and the equity method investment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, have been and may continue to be uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions might change materially in future periods in response to the COVID-19 pandemic.
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss per participant for each health insurance claim up to $600 thousand in claims annually. Additionally, for all claim amounts exceeding $600 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $200 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, completion factors determined by an actuary and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.

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
For the three months ended March 31, 2021 and 2020, 429 thousand and 307 thousand common stock equivalents were included in the diluted WASO, respectively. For the three months ended March 31, 2021 and 2020, there were nil and 332 thousand anti-dilutive common stock equivalents, respectively.
New Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirement for defined benefit plans including additions and deletions to certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance was effective for fiscal periods beginning after December 15, 2020, with the retrospective method required for all periods presented. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2021. This guidance addresses disclosures only and did not have an impact on the Company’s financial statements.
Note B - Reportable Segments
Kforce provides services through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. Historically, and for the three months ended March 31, 2021 and 2020, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended March 31,
2021
Revenue	$279,560	$83,665	$363,225
Gross profit	$74,280	$24,402	$98,682
Operating and other expenses			$80,516
Income from operations, before income taxes			$18,166
2020
Revenue	$266,784	$68,424	$335,208
Gross profit	$72,454	$22,070	$94,524
Operating and other expenses			$81,990
Income from operations, before income taxes			$12,534

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended March 31,
2021
Revenue by type:
Flex revenue	$274,784	$79,063	$353,847
Direct Hire revenue	4,776	4,602	9,378
Total Revenue	$279,560	$83,665	$363,225
2020
Revenue by type:
Flex revenue	$262,569	$63,540	$326,109
Direct Hire revenue	4,215	4,884	9,099
Total Revenue	$266,784	$68,424	$335,208

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three months ended March 31, 2021.
The following table presents the activity within the allowance for credit losses on trade receivables for the three months ended March 31, 2021 (in thousands):

Allowance for credit losses, January 1, 2021	$2,757
Current period provision	(852)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(164)
Allowance for credit losses, March 31, 2021	$1,741
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.5 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively, for reserves unrelated to credit losses.
During 2020, in response to the COVID-19 economic and health crisis and its impact on our clients’ ability to pay outstanding receivables, management performed an in-depth analysis and increased the Company’s allowance for credit losses. During the three months ended March 31, 2021, management continued to perform similar analyses and determined that as a result of continued strong collections, low write-off experience, minimal client-specific credit loss concerns, and an overall improvement in the aging of our portfolio, the allowance for credit loss should be reduced.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Assets held in Rabbi Trust	$37,231	$36,164
Right-of-use assets for operating leases, net	15,907	16,835
Capitalized software, net (1)	13,811	12,802
Equity method investment (2)	11,997	10,488
Deferred loan costs, net	413	501
Other non-current assets	621	785
Total Other assets, net	$79,980	$77,575
(1) Accumulated amortization of capitalized software was $34.4 million and $34.0 million as of March 31, 2021 and December 31, 2020, respectively.
(2) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on this WorkLLama investment was $0.5 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. Refer to Note L - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.
Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and other accrued liabilities:
Accounts payable	$28,746	$20,177
Accrued liabilities	9,636	15,356
Total Accounts payable and other accrued liabilities	$38,382	$35,533
Accrued payroll costs:
Payroll and benefits	$41,516	$38,257
Payroll taxes	30,512	21,842
Health insurance liabilities	4,720	4,641
Workers’ compensation liabilities	1,135	1,109
Total Accrued payroll costs	$77,883	$65,849
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers (such as rebates) and other accrued liabilities. Included within payroll taxes in the table above is approximately $19.3 million in payroll tax deferrals as a result of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”)I, which is expected to be paid in 2021.

Note G - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred compensation plan	$36,635	$34,501
Supplemental executive retirement plan	20,833	20,628
Operating lease liabilities	13,813	14,692
Interest rate swap derivative instruments	516	1,774
Other long-term liabilities (1)	19,329	19,353
Total Other long-term liabilities	$91,126	$90,948
(1) As a result of the application of the CARES Act, we have approximately $19.3 million in payroll tax deferrals recorded within Other long-term liabilities as of March 31, 2021 and December 31, 2020 that is expected to be paid in 2022.
Note H - Employee Benefit Plans
Supplemental Executive Retirement Plan
Kforce maintains a Supplemental Executive Retirement Plan (“SERP”), which benefits two executives. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended March 31,
	2021	2020
Service cost	$149	$86
Interest cost	103	125
Net periodic benefit cost	$252	$211
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of March 31, 2021 and December 31, 2020, was $20.8 million and $20.6 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2021. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2021.
Kforce’s Board of Directors terminated the SERP effective April 30, 2021. Please see Note M - “Subsequent Events” for additional disclosure.
Note I - Stock Incentive Plans
On April 22, 2021, Kforce’s shareholders approved the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the issuance of stock options, stock appreciation rights (“SAR”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares reserved under the 2021 Plan is approximately 3.9 million. Grants of an option or SAR reduce the reserve by one share, while a stock award reduces the reserve by 2.72 shares. The 2021 Plan terminates on April 22, 2031.
Restricted stock (including RSAs and RSUs) are granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package for attraction and retention purposes. Restricted stock granted during the three months ended March 31, 2021, will vest over a period of one to ten years, with vesting occurring in equal annual installments.
During the three months ended March 31, 2021 and 2020, stock-based compensation expense from continuing operations was $3.4 million and $2.9 million, respectively.
The following table presents the restricted stock activity for the three months ended March 31, 2021 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2020	1,137	$33.63
Granted	15	$42.82
Vested	(8)	$21.77	$389
Outstanding at March 31, 2021	1,144	$33.83
As of March 31, 2021, total unrecognized stock-based compensation expense related to restricted stock was $32.8 million, which will be recognized over a weighted-average remaining period of 3.2 years.
Note J - Derivative Instruments and Hedging Activity
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap A”). Swap A was effective on May 31, 2017 and matures on April 29, 2022. Swap A has a fixed interest rate of 1.81%, which we add to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of Swap A based on the notional amount of Swap A. The notional amount of Swap A through maturity is $25.0 million.
On March 12, 2020, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap B”, together with Swap A, the "Swaps"). Swap B was effective on March 17, 2020 and matures on May 30, 2025. Swap B has a fixed interest rate of 0.61% and a notional amount of $75.0 million and increases to $100.0 million in May 2022, and subsequently decreases to $75.0 million and $40.0 million in May 2023 and May 2024, respectively. The increase in the notional amount of Swap B in May 2022 corresponds to the decrease in the notional amount for Swap A.
The Firm uses the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap (which will remain throughout the remainder of the hedging arrangement), plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective as of March 31, 2021. The change in the fair value of the Swaps are recorded as a component of Accumulated other comprehensive loss in the unaudited consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Accumulated derivative instrument loss, beginning of period	$(1,774)	$(179)
Net change associated with current period hedging transactions	1,258	(1,505)
Accumulated derivative instrument loss, end of period	$(516)	$(1,684)

Note K - Fair Value Measurements
Our interest rate swaps are measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and are recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note J - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.

There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2021. The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Asset/(Liability) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2021
Interest rate swap derivative instruments	$(516)	$—	$(516)	$—
At December 31, 2020
Interest rate swap derivative instrument	$(1,774)	$—	$(1,774)	$—

Note L - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At March 31, 2021, our liability would be approximately $45.0 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason and $17.3 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
Litigation and Loss Contingencies
Unless otherwise noted below, there have been no material developments with regard to any of the legal proceedings previously disclosed in our 2020 Annual Report on Form 10-K.
On February 19, 2021, a first amended complaint was filed against Kforce and its client, Verity Health System of California (Verity) in the Superior Court of California, County of Los Angeles. Ramona Webb v. Kforce Flexible Solutions, LLC, et. al. case no. 20STCV47529. Former consultant Ramona Webb, who worked for client Verity, has sued both Kforce and Verity alleging gender discrimination (sex harassment), disability discrimination, wrongful discharge in violation of California public policy, retaliation for engaging in protected activity, failure to produce employment records, and a California Private Attorneys General Act (“PAGA”) claim based on violations of various provisions of the California Labor Code. With respect to her individual claims, plaintiff seeks to recover medical expenses, past and future economic loss, pain and suffering, punitive damages, attorney’s fees and costs. With respect to the PAGA claim, Plaintiff seeks to recover on their behalf, on behalf of the State of California, and on behalf of all current and former allegedly aggrieved employees of defendants, the civil penalties provided by PAGA, attorney’s fees and costs. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.
On March 19, 2021, a complaint was filed against Kforce Inc. in United States District Court, Central District of California, and served on March 25, 2021. Jessica Cook, et. al. v. Kforce Inc., case no. 2:21-cv-02453. On behalf of herself and all others similarly situated, the plaintiff purports to bring a collective action challenging the exempt classification of a select class of recruiters. Plaintiff alleges that due to the misclassification of the recruiter class Kforce violated the Fair Labor Standards Act by failing to pay overtime and failing to make, keep, and preserve records with respect to each employee sufficient to determine their wages. The class action is brought pursuant to California state law, on behalf of the same class of California recruiters, and alleges: (i) classification and overtime violations under California law; (ii) untimely payment of wages; (iii) legally deficient wage statements; (iv) violations of meal and rest period requirements; and (v) violation of California's Unfair Competition Law. Plaintiff, on behalf of herself and the class and/or collective, seeks damages in the amount of unpaid overtime compensation, double time pay as applicable (for the California class), liquidated damages, attorney’s fees, interest, and other relief. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.
On October 13, 2020, Kforce Inc. was served with a complaint brought in the U.S. District Court, Eastern District of Pennsylvania. Hope Gofton and Adam Kimbrel, et al. v. Kforce Inc., Case No.: 2:20-cv-04886 on behalf of themselves and other similarly situated current and former employees. The plaintiffs purport to bring a collective action for alleged violations of the Fair Labor Standards Act, 29 U.S.C. § 201, et seq., and a class action for alleged violations of the Pennsylvania Minimum Wage Act, 43 P.S. §§ 333.101, et seq., based upon the defendant’s purported failure to pay federal and state overtime wages. The plaintiffs allege that the defendant improperly classified as exempt the plaintiffs and other putative collective and class members, and allegedly failed to pay overtime wages. The plaintiffs seek payment of unpaid overtime wages, liquidated damages, interest, attorney’s fees, costs and other relief deemed equitable by the Court. On April 22, 2021, the parties reached a preliminary settlement of the case, which is subject to approval by the Court. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
We are involved in other legal proceedings, claims and administrative matters from time to time, and may also be exposed to loss contingencies, that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, which are reflected in our unaudited condensed consolidated financial statements. While the ultimate outcome of these matters cannot be determined and any amounts accrued are inherently uncertain estimates, we currently do not expect that these matters, individually or in the aggregate, will have a material effect on our financial position.
Equity Method Investment
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional cash contributions, which are contingent on WorkLLama's achievement of certain operational and financial milestones. Our maximum potential capital contributions were $22.5 million. The original operating and financial milestones established in the joint venture operating agreement were not achieved, in part, due to the impacts of the COVID-19 pandemic on WorkLLama’s business. We have continued to provide capital contributions to the joint venture due to our belief in the long-term value of the joint venture. We contributed $2.0 million and $4.0 million of capital during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. Refer to Note E - “Other Assets, Net” for more details on WorkLLama.
Note M - Subsequent Events
Sale of Corporate Headquarters
Kforce entered into a purchase and sale agreement (the “Agreement”) with an independent third party (the “Buyer”) to sell its corporate headquarters for $24.0 million and lease it back for a period of 18 months. This transaction was subject to the completion of due diligence by the Buyer, the negotiation of a lease agreement between the parties, among other items, during an investigation period that concluded on April 19, 2021 (the “Investigation Period”). Up to the conclusion of the Investigation Period, either party could terminate the Agreement for any reason or no reason. While there are certain risks and uncertainties that still exist surrounding the successful closing of this transaction; with the completion of the Investigation Period, Kforce now believes that it is more likely than not that this transaction will close in mid-May 2021. As of March 31, 2021, the net book value of the assets contemplated by the Agreement was approximately $21.5 million. Assuming this transaction closes, we would expect to recognize a gain of approximately $2.0 million in the second quarter of 2021.
Termination of the SERP
Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP as of April 30, 2021 amount to approximately $20 million in the aggregate, which has been fully accrued in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. Kforce intends on making the benefit payments to the participants no earlier than 12 months and no later than 24 months following the termination date of April 30, 2021.
As a result of the termination of the SERP, Kforce anticipates recognizing a net loss of $2.0 million in the second quarter ending June 30, 2021,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2021, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the three months ended March 31, 2021, increased 8.4%, to $363.2 million from $335.2 million in the comparable period in 2020. Revenue increased 4.8% and 22.3% for Tech and FA, respectively.
•Flex revenue for the three months ended March 31, 2021, increased 10.2% on a billing day basis, to $353.8 million from $326.1 million in the comparable period in 2020. Flex revenue increased 6.3% and 26.4%, on a billing day basis for Tech and FA, respectively, on a year-over-year basis.
•Revenues from contracts we secured to support government-sponsored COVID-19 related initiatives (the “COVID-19 Business”) was $24.0 million for the three months ended March 31, 2021, which benefited our FA Flex business. Excluding revenues from the COVID- 19 Business, our FA Flex business would have declined 12.8% in 2021 on a year-over-year basis.
•Direct Hire revenue for the three months ended March 31, 2021, increased 3.1% to $9.4 million from $9.1 million in the comparable period in 2020 .
•Gross profit margin for the three months ended March 31, 2021, decreased 100 basis points to 27.2%. Flex gross profit margin for the three months ended March 31, 2021, decreased 100 basis points to 25.2% from 26.2% in the comparable period in 2020. Flex gross profit margin decreased 70 basis points for Tech due primarily to spread compression as a result of business mix but also a result of higher health insurance and payroll tax costs and decreased 200 basis points for FA primarily as a result of the COVID-19 Business carrying a lower Flex gross profit margin.
•SG&A as a percentage of revenue for the three months ended March 31, 2021, decreased to 21.5% from 23.6% in the comparable period in 2020 due to leverage gained from our revenue growth, associate productivity improvements, reductions in certain areas such as travel and office related expenses given ongoing travel restrictions and a decline in our credit expense.
•Income from continuing operations for the three months ended March 31, 2021, increased 45.6% to $13.3 million, or $0.62 per share, from $9.1 million, or $0.42 per share, in the comparable period in 2020.
•The Firm returned $21.0 million of capital to our shareholders in the form of open market repurchases totaling $16.2 million and quarterly dividends totaling $4.8 million during the year ending March 31, 2021. We have $68.4 million under our current Board authorization.
•Cash provided by operating activities was $22.4 million during the three months ended March 31, 2021, as compared to $3.0 million for the three months ended March 31, 2020. Our operating cash flows were positively impacted by improved profitability, solid management of our working capital and payment delays by our clients at the onset of the pandemic in 2020 that impacted operating cash flows in the first quarter of 2020.
•Cash and cash equivalents, net of long-term debt of $100.0 million, was $1.3 million as of March 31, 2021.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Tech and FA segments. We operate through our corporate headquarters in Tampa, Florida and our various field offices located throughout the United States (U.S.). As of March 31, 2021, Kforce employed approximately 2,000 associates, including approximately 1,300 supporting the revenue-generating aspects of our business and approximately 700 supporting the revenue-enabling aspects. We also had approximately 12,100 consultants on assignment providing flexible staffing services and solutions to our clients. Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our portfolio of service offerings and client portfolio are key contributors to our performance during the COVID-19 pandemic and long-term financial stability.

In December 2020 and early 2021, the U.S. Food and Drug Administration authorized the distribution and administration of certain vaccines for the prevention of COVID-19 in the U.S. The availability of COVID-19 vaccines, economic stimulus measures initiated in the U.S., among other factors, has significantly lifted the prospects of economic growth in the U.S. While the level of vaccinations and potential variants of COVID-19 are difficult to predict and could negatively impact our business, growth in our business as accelerated over the last several quarters. From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. Based on information published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), these figures and trends have been trending positively since the end of the third quarter of 2020. While uncertainty still remains around the future trends and impact on staffing demand, the penetration rate (the percentage of temporary staffing to total employment) remained at 1.9% and the unemployment rate decreased again to 6.0% in March 2021, down from 6.2% in December 2020. In the latest U.S. staffing industry forecast published by SIA in April 2021, the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to grow by 9% and 14%, respectively, in 2021, and by 6% and 5%, respectively, in 2022. In addition, SIA noted that the domestic technology staffing market became the largest market segment in 2020, with spend of nearly $31 billion, and overtaking industrial staffing for the first time.

We were successful delivering strong results in 2020 with our largest business, Technology, only being down 1% for the full year 2020. Our client relationships and capability to source and deliver resources at scale significantly contributed to us securing the COVID-19 Business during 2020. While trends related to our COVID-19 Business are difficult to predict, it contributed $24.0 million in FA Flex revenue for the three months ended March 31, 2021 and is expected to continue into the second quarter of 2021. While the business climate related to this economic and health crisis, along with related governmental legislation (including that which is aimed at stimulating the economy) is still extremely fluid, we believe that we are very well positioned to continue capturing additional market share in our Technology business and delivering strong operating results to our shareholders.

We have conducted multiple employee satisfaction surveys during this pandemic and the results indicate that our associates have embraced the ingenuity required to work remotely and have been successful in establishing new, productive routines. We continue to make great progress in our “Kforce Reimagined” initiative that was started in 2020, which is an effort to position Kforce to provide a more flexible work environment for our associates. This initiative involves efforts to streamline our real estate footprint and make investments in technology and other tools necessary to provide a seamless in-office and remote experience. We believe that the culmination of these efforts will provide significant contributions to improving productivity and profitability.

Operating Results - Three Months Ended March 31, 2021 and 2020
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended
	March 31,
	2021	2020
Revenue by segment:
Tech	77.0%	79.6%
FA	23.0	20.4
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	97.4%	97.3%
Direct Hire	2.6	2.7
Total Revenue	100.0%	100.0%
Gross profit	27.2%	28.2%
Selling, general and administrative expenses	21.5%	23.6%
Depreciation and amortization	0.3%	0.4%
Income from operations	5.4%	4.2%
Income from operations, before income taxes	5.0%	3.7%
Net income	3.7%	2.7%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended March 31,
	2021	Increase (Decrease)	2020
Tech
Flex revenue	$274,784	4.7%	$262,569
Direct Hire revenue	4,776	13.3%	4,215
Total Tech revenue	$279,560	4.8%	$266,784
FA
Flex revenue	$79,063	24.4%	$63,540
Direct Hire revenue	4,602	(5.8)%	4,884
Total FA revenue	$83,665	22.3%	$68,424

Total Flex revenue	$353,847	8.5%	$326,109
Total Direct Hire revenue	9,378	3.1%	9,099
Total Revenue	$363,225	8.4%	$335,208

Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q1 2021	Q4 2020	Q3 2020	Q2 2020	Q1 2020
Billing Days	63	62	64	64	64
Tech Flex	6.3%	0.8%	(4.2)%	(3.0)%	3.3%
FA Flex	26.4%	26.0%	51.6%	28.7%	(3.4)%
Total Flex	10.2%	5.9%	6.9%	3.4%	1.9%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Tech increased 6.3% on a billing day basis, during the three months ended March 31, 2021, as compared to the same period in 2020. Flex revenue in our Tech business improved 3.1%, on billing day basis sequentially in the first quarter of 2021, which is the strongest sequential performance that we have on record. Importantly, the growth we experienced during the first quarter of 2021 accelerated as the quarter progressed. The growth we are experiencing in Tech is being driven by higher levels of consultants on assignment as well as an increase in average bill rates, which increased 1.3% sequentially and 4.5% year-over-year in the first quarter of 2021. While the overall economy is still feeling the effects of the COVID-19 pandemic, our Tech Flex business displayed a high level of resiliency during the COVID-19 pandemic with Tech Flex revenues only being down approximately 1% for the full year 2020. We have made significant progress in growing our technology consultants on assignment since June 2020. Given the acceleration we are experiencing in Tech Flex growth, we expect revenues in the second quarter of 2021 to grow in the mid to high teens on a year-over-year billing day basis. We believe the secular drivers of demand in technology have only strengthened as companies continue to assess their digital transformation efforts and capabilities to conduct business in a more virtual operating environment.
Our FA segment experienced an increase in Flex revenue of 24.4% during the three months ended March 31, 2021, as compared to the same period in 2020, primarily driven by the COVID-19 Business, which contributed approximately $24.0 million in revenue during the three months ended March 31, 2021. This positively impacted FA Flex revenue growth rates by 37.8% for the three months ended March 31, 2021. As we move into the second quarter of 2021, we expect overall revenues in the FA business to remain relatively stable year-over-year as we continue to migrate our FA business towards highly-skilled roles that are less susceptible to technological change, location and automation.
Future forecasts and predictions about the demand for temporary staffing and solutions are inherently uncertain due to the unknown and continued impacts of the current macro-economic environment as a result of the COVID-19 economic and health crisis and political uncertainty, and any forward-looking information could fluctuate materially.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2021 vs. March 31, 2020
	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$1,363	$27,264
Bill rate	11,686	(11,603)
Billable expenses	(834)	(138)
Total change in Flex revenue	$12,215	$15,523

The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended March 31,
	2021	Increase (Decrease)	2020
Tech	3,428	0.5%	3,410
FA	2,376	43.0%	1,662
Total Flex hours billed	5,804	14.4%	5,072
For the three months ended March 31, 2021, FA Flex hours billed included 849 thousand hours from the COVID-19 Business.
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 3.1% during the three months ended March 31, 2021, as compared to the same period in 2020, primarily driven by a significant increase in the average placement fee during the first quarter of 2021. As we look to the second quarter, we expect Direct Hire revenue could approximate first quarter levels.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2021 vs. March 31, 2020
	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$21	$(973)
Placement fee	540	691
Total change in Direct Hire revenue	$561	$(282)
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2021	Increase (Decrease)	2020
Tech	244	0.4%	243
FA	294	(19.9)%	367
Total number of placements	538	(11.8)%	610
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2021	Increase (Decrease)	2020
Tech	$19,559	12.8%	$17,347
FA	$15,643	17.7%	$13,294
Total average placement fee	$17,419	16.8%	$14,908

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2021	Increase (Decrease)	2020
Tech	26.6%	(2.2)%	27.2%
FA	29.2%	(9.6)%	32.3%
Total gross profit percentage	27.2%	(3.5)%	28.2%
The change in total gross profit percentage for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily driven by a 100 basis point decrease in our Flex gross profit margin driven by spread compression, higher healthcare costs, higher payroll taxes and lower margins from the COVID-19 Business. A lower mix of Direct Hire revenues also contributed to the decline.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2021	Increase (Decrease)	2020
Tech	25.3%	(2.7)%	26.0%
FA	25.0%	(7.4)%	27.0%
Total Flex gross profit percentage	25.2%	(3.8)%	26.2%
Overall, our Flex gross profit percentage decreased slightly for the three months ended March 31, 2021, as compared to 2020, although there were notable fluctuations within our segments.
•Tech Flex gross profit margin decreased 70 basis points for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to spread compression as a result of changes in business mix, higher healthcare costs and higher payroll taxes.
•FA Flex gross profit margin decreased 200 basis points for the three months ended March 31, 2021, as compared to the same periods in 2020, primarily due to spread compression and higher healthcare costs. The decrease was also impacted by the COVID-19 Business, which contributed a lower gross profit margin than the rest of the FA portfolio. For the three months ended March 31, 2021, the estimated Flex gross profit margin for the COVID-19 Business was 23.3%, which is roughly 250 basis points lower than the remaining FA Flex business.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2021 vs. March 31, 2020
	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$3,174	$4,199
Profitability impact	(1,909)	(1,585)
Total change in Flex gross profit	$1,265	$2,614
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 85.7% for the three months ended March 31, 2021, as compared to 81.3% for the comparable period in 2020. We believe this increase mostly results from the fact that in the first quarter of 2020, we had lower bonus accruals due to the uncertainty of the potential impact of the pandemic on our business. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.
The following table presents components of SG&A as a percentage of revenue (in thousands):

	2021	% of Revenue	2020	% of Revenue
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$66,874	18.4%	$64,367	19.2%
Other (1)	11,155	3.1%	14,849	4.4%
Total SG&A	$78,029	21.5%	$79,216	23.6%
(1) Includes credit loss expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 210 basis points for the three months ended March 31, 2021, as compared to the same periods in 2020. The decrease is primarily related to leverage from our revenue growth, continued improvements in associate productivity, reductions in certain areas such as travel and office related expenses, declines in credit expense due to larger reserves taken in the first quarter of 2020 at the onset of the pandemic given inherent risk and our efforts to manage spend. These decreases were partially offset by an increase in professional fess driven by our investments in information technology initiatives and increased legal costs.
The Firm continues to focus on generating increased operating leverage by improved productivity of our associates and continuing to exercise solid expense discipline.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended March 31,
	2021	Increase (Decrease)	2020
Fixed asset depreciation (includes finance leases)	$810	(31.1)%	$1,176
Capitalized software amortization	392	80.6%	217
Total Depreciation and amortization	$1,202	(13.7)%	$1,393
Other Expense, Net. Other expense, net for the three months ended March 31, 2021 and 2020 was $1.3 million and $1.4 million, respectively. Other expense, net includes interest expense related to outstanding borrowings under our credit facility, which is partially offset by the interest income on cash held in government money market funds.
During the three months ended March 31, 2021, Other expense, net also includes our proportionate share of the loss from WorkLLama, our equity method investment, of $0.5 million. The impact of the COVID-19 economic and health crisis remains highly uncertain. Therefore, it could have a material adverse impact on the fair value of our equity method investment in WorkLLama and if the fair value falls below the book value of the equity method investment, we would be required to evaluate whether an other-than-temporary impairment has occurred.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the three months ended March 31, 2021 and 2020 was 27.0% and 27.3%, respectively.
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

The following table presents Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$22,426	$3,005
Capital expenditures	(1,350)	(1,971)
Free cash flow	21,076	1,034
Change in debt	—	35,000
Repurchases of common stock	(16,313)	(19,470)
Cash dividends	(4,786)	(4,293)
Equity method investment	(2,000)	—
Other	(122)	(328)
Change in cash and cash equivalents	$(2,145)	$11,943
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense and loss from equity method investment. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2021	2020
Three Months Ended March 31,
Net income	$13,261	$9,106
Depreciation and amortization	1,202	1,393
Stock-based compensation expense	3,403	2,896
Interest expense, net	797	791
Income tax expense	4,905	3,428
Loss from equity method investment	491	595
Adjusted EBITDA	$24,059	$18,209

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flow as well as borrowings under our credit facility. At March 31, 2021 and December 31, 2020, we had $101.3 million and $103.5 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds. At both March 31, 2021 and December 31, 2020, we had $100.0 million outstanding under our credit facility, and $198.5 million available under our credit facility. The amounts outstanding under our credit facility were hedged by interest rate swaps, as discussed below.
Cash Flows
We are principally focused on achieving an appropriate balance of cash flow across several areas of opportunity such as: generating positive cash flow from operating activities; returning capital to our shareholders through our quarterly dividends and common stock repurchase program; maintaining appropriate leverage under our credit facility; investing in our infrastructure to allow sustainable growth via capital expenditures; selectively pursuing acquisition opportunities; and maintaining sufficient liquidity for operations.
Cash provided by operating activities was $22.4 million during the three months ended March 31, 2021, as compared to $3.0 million during the three months ended March 31, 2020. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The increase was primarily driven by the continued positive performance of our accounts receivable portfolio and profitable revenue growth.
Cash used in investing activities was $3.4 million and $2.0 million, during the three months ended March 31, 2021 and March 31, 2020, respectively. Cash used in investing activities during the three months ended March 31, 2021 includes capital expenditures and payments for capital invested in WorkLLama. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that will provide the most benefit. Assuming that the sale of our corporate headquarters closes in the second quarter, we expect to receive net cash proceeds of approximately $23.0 million. Refer to Note M - “Subsequent Events” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a complete discussion of the sale of our corporate headquarters.
Cash used in financing activities was $21.2 million during the three months ended March 31, 2021, as compared to cash provided by financing activities of $10.9 million during the three months ended March 31, 2020. The change was primarily driven by the $35.0 million draw down on our credit facility during the three months ended March 31, 2020, partially offset by a decrease in cash used for repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Open market repurchases	$16,190	$19,382
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	123	88
Total cash flow impact of common stock repurchases	$16,313	$19,470

During the three months ended March 31, 2021 and 2020, Kforce declared and paid quarterly dividends of $4.8 million ($0.23 per share) and $4.3 million ($0.20 per share), respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral. As of March 31, 2021, $100.0 million was outstanding and $198.5 million was available on our Credit Facility, subject to certain covenants, and as of December 31, 2020, $100.0 million was outstanding. As of March 31, 2021, we are in compliance with our credit facility covenants as described in the 2020 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants. However, we cannot predict the impact from the COVID-19 pandemic, which could have a material adverse effect on our results of operations that could result in an event of default.

Kforce has two forward-starting interest rate swap agreements, which have been designated as cash flow hedges, to mitigate the risk of rising interest rates. Refer to Note K - “Derivative Instruments and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a complete discussion of our interest rate swaps. At March 31, 2021 and December 31, 2020, the fair value of our interest rate swaps were a liability of $0.5 million and $1.8 million, respectively.
Stock Repurchases
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. During the three months ended March 31, 2021, Kforce repurchased approximately 0.3 million shares of common stock on the open market at a total cost of approximately $16.2 million and $68.4 million remained available for further repurchases under the Board-authorized common stock repurchase program at March 31, 2021.
Contractual Obligations and Commitments
Other than the changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.
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
Refer to Note A – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.
NEW ACCOUNTING STANDARDS
Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report for a discussion of new accounting standards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. For further information regarding legal proceedings, refer to Note L - "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements in the section entitled "Litigation and Loss Contingencies," included in Item 1. Financial Statements of this report. While the ultimate outcome of these legal proceedings cannot be determined, we currently do not expect that these matters, individually or in the aggregate, will have a material effect on our financial position.

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	—	$—	—	$84,540,188
February 1, 2021 to February 28, 2021	110,435	$48.80	107,810	$79,273,336
March 1, 2021 to March 31, 2021	206,271	$52.96	206,271	$68,350,234
Total	316,706	$51.51	314,081	$68,350,234
(1) Includes 2,625 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period February 1, 2021 to February 28, 2021.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1	Kforce Inc. 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-255480) filed with the SEC on April 23, 2021.
10.2	Form of Restricted Stock Award Agreement under the 2021 Stock Incentive Plan.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended March 31, 2021, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	May 5, 2021	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2021	By:	/s/ JEFFRY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)