Form 10-Q
period 2021-06-30
KFORCE INC
filed 2021-08-04
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of July 30, 2021 was 21,629,159.

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$403,614	$343,020	$766,839	$678,228
Direct costs	284,683	245,659	549,226	486,343
Gross profit	118,931	97,361	217,613	191,885
Selling, general and administrative expenses	84,616	80,546	162,645	159,762
Depreciation and amortization	1,192	1,380	2,394	2,773
Income from operations	33,123	15,435	52,574	29,350
Other expense, net	3,112	1,427	4,397	2,808
Income from operations, before income taxes	30,011	14,008	48,177	26,542
Income tax expense	8,823	4,123	13,728	7,551
Net income	21,188	9,885	34,449	18,991
Other comprehensive income (loss), net of tax:
Defined benefit pension plans	3,056	—	3,103	—
Change in fair value of interest rate swaps	10	(470)	949	(1,591)
Comprehensive income	$24,254	$9,415	$38,501	$17,400

Earnings per share – basic	$1.02	$0.48	$1.66	$0.90
Earnings per share – diluted	$1.00	$0.47	$1.61	$0.89

Weighted average shares outstanding – basic	20,673	20,790	20,802	21,171
Weighted average shares outstanding – diluted	21,282	21,078	21,331	21,469
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$117,279	$103,486
Trade receivables, net of allowances of $2,509 and $3,204, respectively	266,919	228,373
Prepaid expenses and other current assets	7,492	7,033
Total current assets	391,690	338,892
Fixed assets, net	4,753	26,804
Other assets, net	87,132	77,575
Deferred tax assets, net	9,517	10,738
Goodwill	25,040	25,040
Total assets	$518,132	$479,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$47,670	$35,533
Accrued payroll costs	82,486	65,849
Current portion of operating lease liabilities	6,642	5,520
Income taxes payable	3,179	964
Other current liabilities	124	300
Short-term debt - credit facility	100,000	—
Total current liabilities	240,101	108,166
Long-term debt – credit facility	—	100,000
Other long-term liabilities	91,752	90,948
Total liabilities	331,853	299,114
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,655 and 72,600 issued, respectively	727	726
Additional paid-in capital	480,114	472,378
Accumulated other comprehensive loss	(371)	(4,423)
Retained earnings	413,018	388,645
Treasury stock, at cost; 50,961 and 50,427 shares, respectively	(707,209)	(677,391)
Total stockholders’ equity	186,279	179,935
Total liabilities and stockholders’ equity	$518,132	$479,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935
Net income	—	—	—	—	13,261	—	—	13,261
Issuance for stock-based compensation and dividends, net of forfeitures	15	—	271	—	(271)	—	—	—
Stock-based compensation expense	—	—	3,403	—	—	—	—	3,403
Employee stock purchase plan	—	—	113	—	—	(4)	57	170
Dividends ($0.23 per share)	—	—	—	—	(4,786)	—	—	(4,786)
Defined benefit pension plan, no tax benefit	—	—	—	47	—	—	—	47
Change in fair value of interest rate swaps, net of tax benefit of $319	—	—	—	939	—	—	—	939
Repurchases of common stock	—	—	—	—	—	317	(16,313)	(16,313)
Balance, March 31, 2021	72,615	$726	$476,165	$(3,437)	$396,849	50,740	$(693,647)	$176,656
Net income	—	—	—	—	21,188	—	—	21,188
Issuance for stock-based compensation and dividends, net of forfeitures	40	1	274	—	(273)	—	—	2
Stock-based compensation expense	—	—	3,532	—	—	—	—	3,532
Employee stock purchase plan	—	—	143	—	—	(4)	52	195
Dividends ($0.23 per share)	—	—	—	—	(4,746)	—	—	(4,746)
Defined benefit pension plan, net of tax provision of $283	—	—	—	3,056	—	—	—	3,056
Change in fair value of interest rate swaps, net of tax benefit of $3	—	—	—	10	—	—	—	10
Repurchases of common stock	—	—	—	—	—	225	$(13,614)	(13,614)
Balance, June 30, 2021	72,655	$727	$480,114	$(371)	$413,018	50,961	$(707,209)	$186,279

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
Net income	—	—	—	—	9,106	—	—	9,106
Adoption of new accounting standard, net of tax of $75	—	—	—	—	(214)	—	—	(214)
Issuance for stock-based compensation and dividends, net of forfeitures	(4)	—	218	—	(218)	—	—	—
Stock-based compensation expense	—	—	2,896	—	—	—	—	2,896
Employee stock purchase plan	—	—	93	—	—	(4)	49	142
Dividends ($0.20 per share)	—	—	—	—	(4,293)	—	—	(4,293)
Change in fair value of interest rate swap, net of tax benefit of $384	—	—	—	(1,121)	—	—	—	(1,121)
Repurchases of common stock	—	—	—	—	—	685	(20,380)	(20,380)
Balance, March 31, 2020	72,198	$722	$462,752	$(2,647)	$354,926	49,958	$(662,354)	$153,399
Net income	—	—	—	—	9,885	—	—	9,885
Issuance for stock-based compensation and dividends, net of forfeitures	39	—	240	—	(240)	—	—	—
Stock-based compensation expense	—	—	2,903	—	—	—	—	2,903
Employee stock purchase plan	—	—	62	—	—	(5)	72	134
Dividends ($0.20 per share)	—	—	—	—	(4,162)	—	—	(4,162)
Change in fair value of interest rate swap, net of tax benefit of $160	—	—	—	(470)	—	—	—	(470)
Repurchases of common stock	—	—	—	—	—	342	(9,213)	(9,213)
Balance, June 30, 2020	72,237	$722	$465,957	$(3,117)	$360,409	50,295	$(671,495)	$152,476
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$34,449	$18,991
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	899	(3,741)
Provision for credit losses	(181)	2,835
Depreciation and amortization	2,394	2,773
Stock-based compensation expense	6,936	5,799
Defined benefit pension plan expense	2,157	422
(Gain) loss on disposal or impairment of assets	(1,987)	1,092
Noncash lease expense	2,443	3,086
Loss on equity method investment	1,022	1,134
Other	445	600
Increase in operating assets
Trade receivables, net	(38,365)	(27,585)
Other assets	(4,890)	(2,510)
Increase in operating liabilities
Accrued payroll costs	17,002	10,588
Other liabilities	14,250	25,482
Cash provided by operating activities	36,574	38,966
Cash flows from investing activities:
Capital expenditures	(2,919)	(3,793)
Equity method investment	(4,500)	(2,500)
Proceeds from the sale of assets held within the Rabbi Trust	—	3,548
Net proceeds from the sale of assets	23,742	—
Cash provided by ( used in) investing activities	16,323	(2,745)
Cash flows from financing activities:
Proceeds from credit facility	—	35,000
Repurchases of common stock	(29,371)	(29,593)
Cash dividends	(9,532)	(8,455)
Payments on other financing arrangements	(201)	(633)
Cash used in financing activities	(39,104)	(3,681)
Change in cash and cash equivalents	13,793	32,540
Cash and cash equivalents, beginning of period	103,486	19,831
Cash and cash equivalents, end of period	$117,279	$52,371

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flow Information	2021	2020
Cash Paid During the Period For:
Income taxes	$10,500	$1,043
Operating lease liabilities	3,564	3,949
Interest, net	1,280	1,281
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$3,852	$2,971
Employee stock purchase plan	365	276

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
Our quarterly operating results are affected by the number of billing days in a particular quarter, the seasonality of our clients’ businesses and increased holiday and vacation days taken. In addition, we typically experience higher costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which adversely affects our gross profit and overall profitability. The impact of the COVID-19 pandemic on our business was somewhat unpredictable in 2020, but based on our current assessment, we do not expect any material impact on our long-term strategic plans, operations and liquidity due to COVID-19. However, we continue to assess the effect on our operations by monitoring the spread of COVID-19 (and associated variants) and the actions implemented to combat the virus as reported in the official agency reports. As such, the results of operations for any interim period may be impacted by these factors, among others, and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
For the three and six months ended June 30, 2021, 609 thousand and 529 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2020, 288 thousand and 298 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2021, there were insignificant anti-dilutive common stock equivalents. For the three and six months ended June 30, 2020, there were 352 thousand and 346 thousand anti-dilutive common stock equivalents, respectively.
New Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirement for defined benefit plans including additions and deletions to certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance was effective for fiscal periods beginning after December 15, 2020, with the retrospective method required for all periods presented. The Company adopted the provisions of this new accounting standard at the beginning of fiscal year 2021. This guidance did not have a financial impact on the Company’s financial statements.

Note B - Reportable Segments
Kforce provides services through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. Historically, and for the three and six months ended June 30, 2021, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended June 30,
2021
Revenue	$310,728	$92,886	$403,614
Gross profit	$88,235	$30,696	$118,931
Operating and other expenses			$88,920
Income from operations, before income taxes			$30,011
2020
Revenue	$255,750	$87,270	$343,020
Gross profit	$72,192	$25,169	$97,361
Operating and other expenses			$83,353
Income from operations, before income taxes			$14,008

Six Months Ended June 30,
2021
Revenue	$590,288	$176,551	$766,839
Gross profit	$162,515	$55,098	$217,613
Operating and other expenses			$169,436
Income from operations, before income taxes			$48,177
2020
Revenue	$522,534	$155,694	$678,228
Gross profit	$144,646	$47,239	$191,885
Operating and other expenses			$165,343
Income from operations, before income taxes			$26,542

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended June 30,
2021
Revenue by type:
Flex revenue	$304,645	$86,717	$391,362
Direct Hire revenue	6,083	6,169	12,252
Total Revenue	$310,728	$92,886	$403,614
2020
Revenue by type:
Flex revenue	$251,948	$84,469	$336,417
Direct Hire revenue	3,802	2,801	6,603
Total Revenue	$255,750	$87,270	$343,020
Six Months Ended June 30,
2021
Revenue by type:
Flex revenue	$579,429	$165,780	$745,209
Direct Hire revenue	10,859	10,771	21,630
Total Revenue	$590,288	$176,551	$766,839
2020
Revenue by type:
Flex revenue	$514,517	$148,009	$662,526
Direct Hire revenue	8,017	7,685	15,702
Total Revenue	$522,534	$155,694	$678,228

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three and six months ended June 30, 2021.
The following table presents the activity within the allowance for credit losses on trade receivables for the six months ended June 30, 2021 (in thousands):

Allowance for credit losses, January 1, 2021	$2,757
Current period provision	(181)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(673)
Allowance for credit losses, June 30, 2021	$1,903
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.6 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively, for reserves unrelated to credit losses.

During the six months ended June 30, 2021, management performed an analysis of our allowance for credit losses and determined that as a result of continued strong collections, low write-off experience, minimal client-specific credit loss concerns, and an overall improvement in the aging of our portfolio, the allowance for credit loss should be reduced.

Note E - Sale of Corporate Headquarters
On May 19, 2021, Kforce completed the sale of its corporate headquarters, which had a net book value of $21.7 million, to an independent third party. Kforce received net proceeds of $23.7 million and recognized a gain on the sale in the amount of $2.0 million, which is recorded in SG&A expenses.
Note F - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Assets held in Rabbi Trust	$39,608	$36,164
Right-of-use assets for operating leases, net	17,699	16,835
Capitalized software, net (1)	14,696	12,802
Equity method investment (2)	13,966	10,488
Deferred loan costs, net	324	501
Other non-current assets	839	785
Total Other assets, net	$87,132	$77,575
(1) Accumulated amortization of capitalized software was $34.8 million and $34.0 million as of June 30, 2021 and December 31, 2020, respectively.
(2) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on this WorkLLama investment was $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively. In addition, Kforce contributed $4.5 million and $4.0 million of capital during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. Refer to Note M - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.
Note G - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable and other accrued liabilities:
Accounts payable	$33,421	$20,177
Accrued liabilities	14,249	15,356
Total Accounts payable and other accrued liabilities	$47,670	$35,533
Accrued payroll costs:
Payroll and benefits	$49,986	$38,257
Payroll taxes	26,704	21,842
Health insurance liabilities	4,736	4,641
Workers’ compensation liabilities	1,060	1,109
Total Accrued payroll costs	$82,486	$65,849
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, liabilities from contracts with customers (such as rebates) and other accrued liabilities. Included within payroll taxes in the table above is approximately $19.3 million in payroll tax deferrals as a result of the Coronavirus Aid, Relief and Economic Security Act (the “CARES ACT”), which is expected to be paid in 2021.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred compensation plan	$37,894	$34,501
Supplemental executive retirement plan (1)	19,965	20,628
Operating lease liabilities	14,067	14,692
Interest rate swap derivative instruments	503	1,774
Other long-term liabilities (2)	19,323	19,353
Total Other long-term liabilities	$91,752	$90,948
(1) The Company terminated its supplemental executive retirement plan on April 30, 2021.
(2) As a result of the application of the CARES Act, we have approximately $19.3 million in payroll tax deferrals recorded within Other long-term liabilities as of June 30, 2021 and December 31, 2020 (expected to be paid in 2022).
Note I - Employee Benefit Plans
Supplemental Executive Retirement Plan
Prior to April 30, 2021, Kforce maintained a Supplemental Executive Retirement Plan (“SERP”), which benefited two executives. The SERP was a non-qualified benefit plan and did not include elective deferrals of covered executive officers’ compensation. The related net periodic benefit costs were comprised of service cost and interest cost. The services cost amounted to $50 thousand and $199 thousand in the three and six months ending June 30, 2021, respectively, and $86 thousand and $172 thousand in the three and six months ended June 30, 2020, respectively, and were recorded in SG&A. The interest cost amounted to $34 thousand and $138 thousand in the three and six months ending June 30, 2021, respectively, and $125 thousand and $250 thousand in the three and six months ended June 30, 2020, respectively, and were recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP as of June 30, 2021 amount to $20.0 million in the aggregate, which is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Kforce must make the benefit payments to the participants within 24 months of the termination date but no sooner than 12 months of the termination date, however, we anticipate making the benefit payments subsequent to June 30, 2022. No contributions were made to the SERP during the six months ended June 30, 2021.
As a result of the termination of the SERP, Kforce recognized a net loss of $1.8 million in the quarter ending June 30, 2021. The loss is reflected in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Note J - Stock Incentive Plans
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
Restricted stock (including RSAs and RSUs) are granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package for attraction and retention purposes. Restricted stock granted during the six months ended June 30, 2021, will vest over a period of one to ten years, with vesting occurring in equal annual installments.
During the three and six months ended June 30, 2021, stock-based compensation expense was $3.5 million and $6.9 million, respectively. During the three and six months ended June 30, 2020, stock-based compensation expense was $2.9 million and $5.8 million, respectively.

The following table presents the restricted stock activity for the six months ended June 30, 2021 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2020	1,137	$33.63
Granted	55	$52.14
Vested	(42)	$25.57	$2,313
Outstanding at June 30, 2021	1,150	$34.79
As of June 30, 2021, total unrecognized stock-based compensation expense related to restricted stock was $31.3 million, which will be recognized over a weighted-average remaining period of 3.2 years.
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
The Firm uses the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap (which will remain throughout the remainder of the hedging arrangement), plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective as of June 30, 2021. The change in the fair value of the Swaps are recorded as a component of Accumulated other comprehensive income (loss) in the unaudited consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Six Months Ended June 30,
	2021	2020
Accumulated derivative instrument loss, beginning of period	$(1,774)	$(179)
Net change associated with current period hedging transactions	1,271	(2,135)
Accumulated derivative instrument loss, end of period	$(503)	$(2,314)

Note L - Fair Value Measurements
Our interest rate swaps are measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and are recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note J - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2021. The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Asset/(Liability) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2021
Interest rate swap derivative instruments	$(503)	$—	$(503)	$—
At December 31, 2020
Interest rate swap derivative instrument	$(1,774)	$—	$(1,774)	$—

Note M - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At June 30, 2021, our liability would be approximately $45.0 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason and $17.3 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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
On March 19, 2021, a complaint was filed against Kforce Inc. in United States District Court, Central District of California, and served on March 25, 2021. Jessica Cook, et. al. v. Kforce Inc., case no. 2:21-cv-02453. On behalf of herself and all others similarly situated, the plaintiff purports to bring a collective action challenging the exempt classification of a select class of recruiters. Plaintiff alleges that due to the misclassification of the recruiter class Kforce violated the Fair Labor Standards Act by failing to pay overtime and failing to make, keep, and preserve records with respect to each employee sufficient to determine their wages. The class action is brought pursuant to California state law, on behalf of the same class of California recruiters, and alleges: (i) classification and overtime violations under California law; (ii) untimely payment of wages; (iii) legally deficient wage statements; (iv) violations of meal and rest period requirements; and (v) violation of California's Unfair Competition Law. Plaintiff, on behalf of herself and the class and/or collective, seeks damages in the amount of unpaid overtime compensation, double time pay as applicable (for the California class), liquidated damages, attorney’s fees, interest, and other relief. The parties reached agreement to attempt resolution by mediation, and as a result, filed a Joint Stipulation for Dismissal Without Prejudice on June 28, 2021. If mediation is unsuccessful, it is expected that Plaintiff will re-file her class and collective action claims in a subsequent action. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.
On October 13, 2020, Kforce Inc. was served with a complaint brought in the U.S. District Court, Eastern District of Pennsylvania. Hope Gofton and Adam Kimbrel, et al. v. Kforce Inc., Case No.: 2:20-cv-04886 on behalf of themselves and other similarly situated current and former employees. The plaintiffs purport to bring a collective action for alleged violations of the Fair Labor Standards Act, 29 U.S.C. § 201, et seq., and a class action for alleged violations of the Pennsylvania Minimum Wage Act, 43 P.S. §§ 333.101, et seq., based upon the defendant’s purported failure to pay federal and state overtime wages. The plaintiffs allege that the defendant improperly classified as exempt the plaintiffs and other putative collective and class members, and allegedly failed to pay overtime wages. The plaintiffs seek payment of unpaid overtime wages, liquidated damages, interest, attorney’s fees, costs and other relief deemed equitable by the Court. On April 22, 2021, the parties reached a preliminary settlement of the case. The Court approved the preliminary settlement on June 22, 2021 and scheduled a final fairness hearing for September 30, 2021. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On August 23, 2019, Kforce Inc. was served with a complaint, as amended, brought in the U.S. District Court, Middle District of Florida, Tampa Division. Maurcus Smith, Alvin Hodge and David Kortright, et al. v. Kforce Inc., Case No.: 8:19-cv-02068-CEH-CPT. The plaintiffs purport to bring claims on their own behalf and on behalf of a putative class of consumers/applicants who were the subject of consumer reports used for employment purposes for alleged violations of the Fair Credit Reporting Act of 1970, as amended, (“FCRA”), 15 U.S.C. § 1681 et seq. based upon the defendant’s purported failure to provide stand-alone FCRA disclosures and obtain valid authorizations. The plaintiffs seek statutory damages, punitive damages, costs, attorney’s fees and other relief under the FCRA. On February 10, 2020, the parties reached a preliminary settlement of the case. The Court entered a Final Approval Order on June 28, 2021 approving the settlement agreement and dismissing the action with prejudice. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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
Equity Method Investment
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional cash contributions, which are contingent on WorkLLama's achievement of certain operational and financial milestones. Our maximum potential capital contributions are $22.5 million. The original operating and financial milestones established in the joint venture operating agreement were not achieved, in part, due to the impacts of the COVID-19 pandemic on WorkLLama’s business. We have continued to provide capital contributions to the joint venture due to our belief in the long-term value of the joint venture. We contributed $4.5 million and $4.0 million of capital during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. Refer to Note F - “Other Assets, Net” for more details on WorkLLama.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2021, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the six months ended June 30, 2021, increased 13.1%, to $766.8 million from $678.2 million in the comparable period in 2020. Revenue increased 13.0% and 13.4% for Tech and FA, respectively.
•Flex revenue for the six months ended June 30, 2021, increased 13.4% on a billing day basis, to $745.2 million from $662.5 million in the comparable period in 2020. Flex revenue increased 13.5% and 12.9%, on a billing day basis for Tech and FA, respectively, on a year-over-year basis.
•Flex revenue in our Technology business increased 20.9% on a year-over-year basis in the three months ended June 30, 2021, per billing day.
•Revenues from contracts we secured to support government-sponsored COVID-19 related initiatives (the “COVID-19 Business”) was $34.8 million and $35.1 million for the three months ended June 30, 2021 and 2020, respectively.
•Direct Hire revenue for the six months ended June 30, 2021, increased 37.8% to $21.6 million from $15.7 million in the comparable period in 2020.
•Gross profit margin for the six months ended June 30, 2021, increased 10 basis points to 28.4%. Flex gross profit margin for the six months ended June 30, 2021, decreased 30 basis points to 26.3% from 26.6% in the comparable period in 2020. Tech Flex margins decreased 40 basis points due primarily to spread compression as a result of business mix and slightly higher health insurance and payroll tax costs. FA Flex margins remained flat.
•SG&A as a percentage of revenue for the six months ended June 30, 2021, decreased to 21.2% from 23.6% in the comparable period in 2020 primarily due to leverage gained from our revenue growth, associate productivity improvements, lower spending in areas such as travel and lease expenses, a decline in our credit expense and a gain on the sale of our corporate headquarters.
•Other income and expense, net, increased 56.6% to $4.4 million from $2.8 million in the comparable period in 2020, primarily due to expenses related to the termination of the SERP on April 30, 2021.
•Income from continuing operations for the six months ended June 30, 2021, increased 81.4% to $34.4 million, or $1.61 per share, from $19.0 million, or $0.89 per share, in the comparable period in 2020.
•The Firm returned $39.1 million of capital to our shareholders in the form of open market repurchases totaling $29.6 million and quarterly dividends totaling $9.5 million during the six months ending June 30, 2021.
•On July 30, 2021, our Board of Directors approved an increase to our third-quarter dividend from $0.23 per quarter ($0.92 per annum) to $0.26 per quarter ($1.04 per annum), an increase of approximately 13%. This was the second increase to our dividend in 2021.
•Cash provided by operating activities was $36.6 million during the six months ended June 30, 2021, as compared to $39.0 million for the six months ended June 30, 2020.
•Cash and cash equivalents, net of outstanding borrowings under our credit facility, was $17.3 million as of June 30, 2021.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Tech and FA segments. Our corporate headquarters is in Tampa, Florida and have field offices located throughout the United States (U.S.). As of June 30, 2021, Kforce employed approximately 2,000 associates, including approximately 1,300 supporting the revenue-generating aspects of our business and approximately 700 supporting the revenue-enabling aspects. We also had approximately 13,400 consultants on assignment providing flexible staffing services and solutions to our clients. Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our 100% domestic focus, concentration on technology staffing and solutions and client portfolio comprised of world-class companies have been key contributors to our strong performance in 2020 and 2021 and will be key drivers to our future success.
In December 2020 and early 2021, the U.S. Food and Drug Administration authorized the distribution and administration of certain vaccines for the prevention of COVID-19 in the U.S. The availability of COVID-19 vaccines and economic stimulus measures initiated in the U.S., among other factors, have significantly lifted the economic growth in the U.S. While the level of vaccinations and potential variants of COVID-19 are difficult to predict and could negatively impact our business, growth in our business has meaningfully accelerated over the last few quarters. From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. Based on information published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), these figures and trends have been trending positively since the end of the third quarter of 2020. While uncertainty still remains around the future trends and impact on staffing demand, the penetration rate (the percentage of temporary staffing to total employment) remained roughly stable at 1.8% and the unemployment rate decreased again to 5.9% in June 2021, down from 6.0% in March 2021. In the latest U.S. staffing industry forecast published by SIA in April 2021, the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to grow 9% and 14%, respectively, in 2021, and 6% and 5%, respectively, in 2022.
We have successfully delivered strong results, especially in our largest business, Technology, which has revenues that are 17.1% greater than the second quarter of 2019. Our client relationships and capability to source and deliver resources at scale significantly contributed to us securing the COVID-19 Business during 2020. While trends related to our COVID-19 Business are difficult to predict, it contributed $58.8 million in FA Flex revenue for the six months ended June 30, 2021 and is expected to continue into the third quarter of 2021, although at significantly lower levels than the second quarter of 2021 due to certain projects ending. While the business climate related to this economic and health crisis, along with related governmental legislation (including that which is aimed at stimulating the economy) is still extremely fluid, we strongly believe that we are very well positioned to continue capturing additional market share in our Technology business and delivering strong operating results to our shareholders.
The results of multiple employee surveys conducted over the last twelve months indicate that our associates have embraced the ingenuity required to work remotely and have been successful in settling into new, productive routines. We continue to make great progress in our “Kforce Reimagined” initiative that was started in 2020, which is an effort to position Kforce to provide a more flexible hybrid work environment for our associates. This initiative involves efforts to streamline our real estate footprint and make investments in technology and other tools necessary to provide a seamless experience while our employees are occasionally in the office and while they are predominately working remotely. The effort to streamline our real estate footprint also resulted in the sale of our corporate headquarters facility in the second quarter of 2021 and we have already begun our search for our future location that is aligned with our Kforce Reimagined hybrid work environment. In addition, we engaged an independent third-party consulting firm to assist us in our assessment of our middle and back office capabilities. We believe that the culmination of these and other efforts will provide a differentiated employee experience, in the case of our Kforce Reimagined effort, and significant contributions to improving productivity and profitability in both cases.

Operating Results - Three and Six Months Ended June 30, 2021 and 2020
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue by segment:
Tech	77.0%	74.6%	77.0%	77.0%
FA	23.0	25.4	23.0	23.0
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.0%	98.1%	97.2%	97.7%
Direct Hire	3.0	1.9	2.8	2.3
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.5%	28.4%	28.4%	28.3%
Selling, general and administrative expenses	21.0%	23.5%	21.2%	23.6%
Depreciation and amortization	0.3%	0.4%	0.3%	0.4%
Income from operations	8.2%	4.5%	6.9%	4.3%
Income from operations, before income taxes	7.4%	4.1%	6.3%	3.9%
Net income	5.2%	2.9%	4.5%	2.8%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech
Flex revenue	$304,645	20.9%	$251,948	$579,429	12.6%	$514,517
Direct Hire revenue	6,083	60.0%	3,802	10,859	35.4%	8,017
Total Tech revenue	$310,728	21.5%	$255,750	$590,288	13.0%	$522,534
FA
Flex revenue	$86,717	2.7%	$84,469	$165,780	12.0%	$148,009
Direct Hire revenue	6,169	120.2%	2,801	10,771	40.2%	7,685
Total FA revenue	$92,886	6.4%	$87,270	$176,551	13.4%	$155,694

Total Flex revenue	$391,362	16.3%	$336,417	$745,209	12.5%	$662,526
Total Direct Hire revenue	12,252	85.6%	6,603	21,630	37.8%	15,702
Total Revenue	$403,614	17.7%	$343,020	$766,839	13.1%	$678,228
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020
Billing Days	64	63	62	64	64
Technology	20.9%	6.3%	0.8%	(4.2)%	(3.0)%
FA	2.7%	26.4%	26.0%	51.6%	28.7%
Total Flex	16.3%	10.2%	5.9%	6.9%	3.4%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Tech increased 20.9% and 13.5% on a billing day basis, during the three and six months ended June 30, 2021, respectively, as compared to the same period in 2020. Flex revenue in our Tech business improved 9.1%, on a billing day basis sequentially in the second quarter of 2021. The organic sequential and year-over-year growth that we experienced in our Technology business in the second quarter of 2021 was the highest we have on record and was driven by higher levels of consultants on assignment. We have made tremendous progress growing our technology consultants on assignment since June 2020. Given the acceleration we are experiencing in our Technology business, we expect our year-over-year growth rate to accelerate in the third quarter of 2021 compared to second quarter levels. We believe the secular drivers of demand in technology have only strengthened as companies continue to assess their digital transformation efforts and capabilities to conduct business in a more virtual operating environment.
Our FA segment experienced an increase in Flex revenue of 12.0% during the six months ended June 30, 2021 as compared to the same period in 2020, primarily driven by the COVID-19 Business, which contributed approximately $58.8 million in revenue during the six months ended June 30, 2021and positively impacted FA Flex revenue growth rates by 39.7%, for the six months ended June 30, 2021. FA Flex experienced an increase to Flex revenue of 2.7% during the three months ended June 30, 2021 as compared to the same period in 2020, as we experienced relative stability in the portion of business unrelated to COVID-19. As we move into the third quarter of 2021, we expect overall revenues in the FA business to decline due primarily to projects within the COVID-19 Business ending late in the second quarter and early in the third quarter of 2021. We continue to migrate our FA business towards more highly-skilled roles that are less susceptible to technological change, location and automation.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021 vs. June 30, 2020		June 30, 2021 vs. June 30, 2020
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$50,111	$(64)	$50,364	$25,609
Bill rate	2,033	2,365	14,829	(7,647)
Billable expenses	553	(53)	(281)	(191)
Total change in Flex revenue	$52,697	$2,248	$64,912	$17,771
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	3,766	19.9%	3,141	7,194	9.8%	6,551
FA	2,449	—%	2,450	4,825	17.3%	4,112
Total Flex hours billed	6,215	11.2%	5,591	12,019	12.7%	10,663
For the three and six months ended June 30, 2021, FA Flex hours billed included 1,076 and 1,925 thousand hours, respectively, from the COVID-19 Business.
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 85.6% and 37.8% during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase during the second quarter is primarily driven by a significant increase in the number of placements as the economic environment has improved. As we look to the third quarter, we expect Direct Hire revenues may decline in the third quarter from second quarter levels, which would be consistent with usual seasonal trends.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021 vs. June 30, 2020		June 30, 2021 vs. June 30, 2020
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$2,242	$3,148	$2,076	$1,907
Placement fee	39	220	766	1,179
Total change in Direct Hire revenue	$2,281	$3,368	$2,842	$3,086

The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	297	58.8%	187	541	25.8%	430
FA	398	111.7%	188	693	24.9%	555
Total number of placements	695	85.3%	375	1,234	25.3%	985
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	$20,517	0.6%	$20,387	$20,084	7.6%	$18,667
FA	15,478	3.7%	14,927	$15,548	12.3%	$13,846
Total average placement fee	$17,628	(0.1)%	$17,648	$17,537	10.0%	$15,949

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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	28.4%	0.7%	28.2%	27.5%	(0.7)%	27.7%
FA	33.0%	14.6%	28.8%	31.2%	3.0%	30.3%
Total gross profit percentage	29.5%	3.9%	28.4%	28.4%	0.4%	28.3%
The total gross profit percentage for the three months ended June 30, 2021, increased 110 basis points as compared to the same period in 2020 primarily as a result of an increased mix of Direct Hire revenues and FA Flex margin increases primarily related to COVID-19 Business mix. The total gross profit percentage for the six months ended June 30, 2021, as compared to the same period in 2020, increased by 10 basis points due to a better COVID-19 Business mix, which was partially offset by a decline in Tech gross profit margin. This decline is primarily driven by spread compression as a result of changes in business mix, higher healthcare costs and higher payroll taxes.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	27.0%	(0.4)%	27.1%	26.2%	(1.5)%	26.6%
FA	28.3%	6.8%	26.5%	26.7%	—%	26.7%
Total Flex gross profit percentage	27.3%	1.1%	27.0%	26.3%	(1.1)%	26.6%
Overall, our Flex gross profit percentage experienced a 30 basis point increase for the three months ended June 30, 2021 and a 30 basis point decrease for the six months ended June 30, 2021, as compared to the same periods in 2020. The notable fluctuations within our segments were as follows:.
•Tech Flex gross profit margin decreased 10 and 40 basis points for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decreases for each period are primarily due to spread compression as a result of changes in business mix, higher healthcare costs and higher payroll taxes.

•FA Flex gross profit margin increased 180 and was flat for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase for the three months ended June 30, 2021 was primarily due to a reduction in unemployment taxes and billable expenses.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021 vs. June 30, 2020		June 30, 2021 vs. June 30, 2020
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$14,304	$596	$17,479	$4,794
Profitability impact	(543)	1,563	(2,452)	(21)
Total change in Flex gross profit	$13,761	$2,159	$15,027	$4,773
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 87.4% and 86.6% for the three and six months ended June 30, 2021, respectively, as compared to 81.9% and 81.6% for the comparable periods in 2020. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents components of SG&A as a percentage of revenue (in thousands):

	2021	% of Revenue	2020	% of Revenue
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$73,914	18.3%	$66,005	19.3%
Other (1)	10,702	2.7%	14,541	4.2%
Total SG&A	$84,616	21.0%	$80,546	23.5%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$140,788	18.4%	$130,372	19.2%
Other (1)	21,857	2.9%	29,390	4.4%
Total SG&A	$162,645	21.2%	$159,762	23.6%
(1) Includes credit loss expense, lease expense, professional fees, travel, telephone, computer, and certain other expenses, which includes a gain on the sale of the corporate headquarters facility during the three and six months ended June 30, 2021.
SG&A as a percentage of revenue decreased 250 and 240 basis points for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decrease for the three months ended June 30, 2021 is primarily related to leverage from our revenue growth, continued improvements in associate productivity, reductions in certain areas such as leases and professional fees and the recognition of a $2.0 million gain from the sale of our corporate headquarters. These decreases were partially offset by higher performance-based bonuses given the strength in our revenue growth. The decrease for the six months ended June 30, 2021 includes the aforementioned items, in addition to reductions in certain areas such as travel and office related expenses and declines in credit expense due to larger reserves taken in the first quarter of 2020 at the onset of the pandemic given inherent risk.
The Firm continues to focus on generating increased operating leverage through the improved productivity of our associates and continuing to exercise solid expense discipline.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Fixed asset depreciation (includes finance leases)	$745	(34.2)%	$1,132	$1,554	(32.7)%	$2,308
Capitalized software amortization	447	80.2%	248	840	80.6%	465
Total Depreciation and amortization	$1,192	(13.6)%	$1,380	$2,394	(13.7)%	$2,773
Other Expense, Net. Other expense, net for the three and six months ended June 30, 2021 was $3.1 million and $4.4 million, respectively. Other expense, net for the three and six months ended June 30, 2020 was $1.4 million and $2.8 million, respectively. Other expense, net includes interest expense related to outstanding borrowings under our credit facility, which is partially offset by the interest income on cash held in government money market funds.

During the three and six months ended June 30, 2021, Other expense, net also includes an expense of $1.8 million related to the termination of our SERP. Refer to Note I - “Employee Benefit Plans” in the Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a complete discussion of the termination of our SERP.
During the three and six months ended June 30, 2021, Other expense, net also includes our proportionate share of the loss from WorkLLama, our equity method investment, of $0.5 million and $1.0 million.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the six months ended June 30, 2021 and 2020 was 28.5% and 28.4%, respectively.
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
The following table presents Free Cash Flow (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$36,574	$38,966
Capital expenditures	(2,919)	(3,793)
Free cash flow	33,655	35,173
Change in debt	—	35,000
Repurchases of common stock	(29,371)	(29,593)
Cash dividends	(9,532)	(8,455)
Equity method investment	(4,500)	(2,500)
Net proceeds from the sale of assets	23,742	—
Other	(201)	2,915
Change in cash and cash equivalents	$13,793	$32,540
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
The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2021	2020
Three Months Ended June 30,
Net income	$21,188	$9,885
Depreciation and amortization	1,192	1,380
Gain on sale of corporate headquarters	(2,051)	—
Stock-based compensation expense	3,532	2,903
Interest expense, net	765	893
Income tax expense	8,823	4,123
SERP termination expense	1,821	—
Loss from equity method investment	531	539
Adjusted EBITDA	$35,801	$19,723

Six Months Ended June 30,
Net income	$34,449	$18,991
Depreciation and amortization	2,394	2,773
Gain on sale of corporate headquarters	(2,051)	—
Stock-based compensation expense	6,935	5,799
Interest expense, net	1,562	1,684
Income tax expense	13,728	7,551
SERP termination expense	1,821	—
Loss from equity method investment	1,022	1,134
Adjusted EBITDA	$59,860	$37,932

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flow as well as borrowings under our credit facility. At June 30, 2021 and December 31, 2020, we had $117.3 million and $103.5 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds. At both June 30, 2021 and December 31, 2020, we had $100.0 million outstanding under our credit facility, and $198.5 million available under our credit facility. The amounts outstanding under our credit facility were hedged by interest rate swaps, as discussed below. In addition, on April 19, 2021, we completed the sale of our corporate headquarters to an independent third party. We received net proceeds of $23.7 million and recorded a gain on the sale of $2.0 million, which is included in SG&A expenses. In conjunction with the sale, we entered into an agreement to lease back the building for a period of 18 months.
Cash Flows
We are principally focused on achieving an appropriate balance of cash flow across several areas of opportunity such as: generating positive cash flow from operating activities; investing in our infrastructure to allow sustainable growth via capital expenditures; returning capital to our shareholders through our quarterly dividends and common stock repurchase program; maintaining appropriate leverage under our credit facility; selectively pursuing acquisition opportunities; and maintaining sufficient liquidity for operations.
Cash provided by operating activities was $36.6 million during the six months ended June 30, 2021, as compared to $39.0 million provided during the six months ended June 30, 2020. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The decrease was primarily driven by growth in our accounts receivable portfolio, a reduction in our operating liabilities, offset in part by profitable revenue growth.
Cash provided by investing activities during the six months ended June 30, 2021 was $16.3 million and cash used in investing activities during the six months ended June 30, 2020 was $2.7 million. Cash provided by investing activities during the six months ended June 30, 2021 includes $23.7 million in net proceeds from the sale of our corporate headquarters as discussed above, offset by cash used for capital expenditures and payments for capital invested in WorkLLama. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that will provide the most benefit.
Cash used in financing activities was $39.1 million during the six months ended June 30, 2021, as compared to $3.7 million used during the six months ended June 30, 2020. The change was primarily driven by the $35.0 million draw down on our credit facility during the six months ended June 30, 2020.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Six Months Ended June 30,
	2021	2020
Open market repurchases	$29,591	$29,386
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	336	207
Total cash flow impact of common stock repurchases	$29,927	$29,593

During the six months ended June 30, 2021 and 2020, Kforce declared and paid quarterly dividends of $9.5 million ($0.46 per share) and $8.5 million ($0.40 per share), respectively, which represents a 15% increase in the per share payment. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral. As of June 30, 2021, $100.0 million was outstanding and is classified as a current liability within our balance sheet. In addition, as of June 30, 2021, $198.5 million was available on our Credit Facility, subject to certain covenants, and as of December 31, 2020, $100.0 million was outstanding. As of June 30, 2021, we are in compliance with our credit facility covenants as described in the 2020 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants.

However, we cannot predict the impact from the COVID-19 pandemic, which could have a material adverse effect on our results of operations that could result in an event of default.
Kforce has two forward-starting interest rate swap agreements, which have been designated as cash flow hedges, to mitigate the risk of rising interest rates. Refer to Note K - “Derivative Instruments and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a complete discussion of our interest rate swaps. At June 30, 2021 and December 31, 2020, the fair value of our interest rate swaps were a liability of $0.5 million and $1.8 million, respectively.
Stock Repurchases
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. During the six months ended June 30, 2021, Kforce repurchased approximately 0.5 million shares of common stock on the open market at a total cost of approximately $29.6 million and $54.9 million remained available for further repurchases under the Board-authorized common stock repurchase program at June 30, 2021.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	—	$—	—	$68,350,234
May 1, 2021 to May 30, 2021	138,107	$59.74	134,585	$60,313,567
June 1, 2021 to June 30, 2021	86,396	$62.09	86,396	$54,949,298
Total	224,503	$60.64	220,981	$54,949,298
(1) Includes 3,522 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period May 1, 2021 to May 31, 2021.
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
10.2
Form of Restricted Stock Award Agreement under the 2021 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2021.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended June 30, 2021, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	August 4, 2021	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2021	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)