Form 10-Q
period 2021-09-30
KFORCE INC
filed 2021-11-03
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of October 29, 2021 was 21,424,139.

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$402,725	$365,424	$1,169,564	$1,043,652
Direct costs	283,461	261,546	832,687	747,889
Gross profit	119,264	103,878	336,877	295,763
Selling, general and administrative expenses	88,972	75,852	251,617	235,614
Depreciation and amortization	1,026	1,308	3,420	4,081
Income from operations	29,266	26,718	81,840	56,068
Other expense, net	1,448	938	5,845	3,746
Income from operations, before income taxes	27,818	25,780	75,995	52,322
Income tax expense	7,650	7,017	21,378	14,568
Net income	20,168	18,763	54,617	37,754
Other comprehensive income (loss), net of tax:
Defined benefit pension plans	—	—	3,103	—
Change in fair value of interest rate swaps	152	118	1,101	(1,473)
Comprehensive income	$20,320	$18,881	$58,821	$36,281

Earnings per share – basic	$0.99	$0.90	$2.64	$1.79
Earnings per share – diluted	$0.96	$0.89	$2.57	$1.77

Weighted average shares outstanding – basic	20,429	20,782	20,676	21,041
Weighted average shares outstanding – diluted	21,098	21,180	21,260	21,369
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$115,631	$103,486
Trade receivables, net of allowances of $2,264 and $3,204, respectively	269,910	228,373
Prepaid expenses and other current assets	8,044	7,033
Total current assets	393,585	338,892
Fixed assets, net	5,821	26,804
Other assets, net	88,065	77,575
Deferred tax assets, net	10,115	10,738
Goodwill	25,040	25,040
Total assets	$522,626	$479,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$77,983	$35,533
Accrued payroll costs	73,006	65,849
Current portion of operating lease liabilities	6,407	5,520
Income taxes payable	4,127	964
Other current liabilities	56	300
Total current liabilities	161,579	108,166
Long-term debt – credit facility	100,000	100,000
Other long-term liabilities	71,078	90,948
Total liabilities	332,657	299,114
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,640 and 72,600 issued, respectively	726	726
Additional paid-in capital	484,034	472,378
Accumulated other comprehensive loss	(219)	(4,423)
Retained earnings	427,622	388,645
Treasury stock, at cost; 51,207 and 50,427 shares, respectively	(722,194)	(677,391)
Total stockholders’ equity	189,969	179,935
Total liabilities and stockholders’ equity	$522,626	$479,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935
Net income	—	—	—	—	13,261	—	—	13,261
Issuance for stock-based compensation and dividends, net of forfeitures	15	—	271	—	(271)	—	—	—
Stock-based compensation expense	—	—	3,403	—	—	—	—	3,403
Employee stock purchase plan	—	—	113	—	—	(4)	57	170
Dividends ($0.23 per share)	—	—	—	—	(4,786)	—	—	(4,786)
Defined benefit pension plan, no tax benefit	—	—	—	47	—	—	—	47
Change in fair value of interest rate swaps, net of tax benefit of $319	—	—	—	939	—	—	—	939
Repurchases of common stock	—	—	—	—	—	317	(16,313)	(16,313)
Balance, March 31, 2021	72,615	$726	$476,165	$(3,437)	$396,849	50,740	$(693,647)	$176,656
Net income	—	—	—	—	21,188	—	—	21,188
Issuance for stock-based compensation and dividends, net of forfeitures	40	1	274	—	(273)	—	—	2
Stock-based compensation expense	—	—	3,532	—	—	—	—	3,532
Employee stock purchase plan	—	—	143	—	—	(4)	52	195
Dividends ($0.23 per share)	—	—	—	—	(4,746)	—	—	(4,746)
Defined benefit pension plan, net of tax provision of $283	—	—	—	3,056	—	—	—	3,056
Change in fair value of interest rate swaps, net of tax benefit of $3	—	—	—	10	—	—	—	10
Repurchases of common stock	—	—	—	—	—	225	$(13,614)	(13,614)
Balance, June 30, 2021	72,655	$727	$480,114	$(371)	$413,018	50,961	$(707,209)	$186,279
Net income	—	—	—	—	20,168	—	—	20,168
Issuance for stock-based compensation and dividends, net of forfeitures	(15)	(1)	260	—	(260)	—	—	(1)
Stock-based compensation expense	—	—	3,512	—	—	—	$—	3,512
Employee stock purchase plan	—	—	148	—	—	(3)	45	193
Dividends ($0.26 per share)	—	—	—	—	(5,304)	—	$—	(5,304)
Change in fair value of interest rate swaps, net of tax benefit of $55	—	—	—	152	—	—	$—	152
Repurchases of common stock	—	—	—	—	—	249	(15,030)	(15,030)
Balance, September 30, 2021	72,640	$726	$484,034	$(219)	$427,622	51,207	$(722,194)	$189,969

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
Net income	—	—	—	—	9,106	—	—	9,106
Adoption of new accounting standard, net of tax of $75	—	—	—	—	(214)	—	—	(214)
Issuance for stock-based compensation and dividends, net of forfeitures	(4)	—	218	—	(218)	—	—	—
Stock-based compensation expense	—	—	2,896	—	—	—	—	2,896
Employee stock purchase plan	—	—	93	—	—	(4)	49	142
Dividends ($0.20 per share)	—	—	—	—	(4,293)	—	—	(4,293)
Change in fair value of interest rate swap, net of tax benefit of $384	—	—	—	(1,121)	—	—	—	(1,121)
Repurchases of common stock	—	—	—	—	—	685	(20,380)	(20,380)
Balance, March 31, 2020	72,198	$722	$462,752	$(2,647)	$354,926	49,958	$(662,354)	$153,399
Net income	—	—	—	—	9,885	—	—	9,885
Issuance for stock-based compensation and dividends, net of forfeitures	39	—	240	—	(240)	—	—	—
Stock-based compensation expense	—	—	2,903	—	—	—	—	2,903
Employee stock purchase plan	—	—	62	—	—	(5)	72	134
Dividends ($0.20 per share)	—	—	—	—	(4,162)	—	—	(4,162)
Change in fair value of interest rate swap, net of tax benefit of $160	—	—	—	(470)	—	—	—	(470)
Repurchases of common stock	—	—	—	—	—	342	(9,213)	(9,213)
Balance, June 30, 2020	72,237	$722	$465,957	$(3,117)	$360,409	50,295	$(671,495)	$152,476
Net income	—	—	—	—	18,763	—	—	18,763
Issuance for stock-based compensation and dividends, net of forfeitures	10	—	241	—	(241)	—	—	—
Stock-based compensation expense	—	—	2,908	—	—	—	—	2,908
Employee stock purchase plan	—	—	71	—	—	(5)	64	135
Dividends ($0.20 per share)	—	—	—	—	(4,164)	—	—	(4,164)
Change in fair value of interest rate swap, net of tax benefit of $40	—	—	—	118	—	—	—	118
Repurchases of common stock	—	—	—	—	—	1	(30)	(30)
Balance, September 30, 2020	72,247	$722	$469,177	$(2,999)	$374,767	50,291	$(671,461)	$170,206
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$54,617	$37,754
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	302	(4,414)
Provision for credit losses	(139)	2,723
Depreciation and amortization	3,420	4,081
Stock-based compensation expense	10,448	8,707
Defined benefit pension plan expense	2,157	632
(Gain) loss on disposal or impairment of assets	(1,979)	1,795
Noncash lease expense	3,992	4,392
Loss on equity method investment	1,709	1,237
Other	681	820
Increase in operating assets
Trade receivables, net	(41,397)	(15,085)
Other assets	(6,384)	(5,034)
Increase in operating liabilities
Accrued payroll costs	7,715	31,496
Other liabilities	24,801	24,767
Cash provided by operating activities	59,943	93,871
Cash flows from investing activities:
Capital expenditures	(5,026)	(5,296)
Equity method investment	(7,000)	(2,500)
Proceeds from the sale of assets held within the Rabbi Trust	—	3,548
Net proceeds from the sale of assets	23,742	—
Cash provided by (used in) investing activities	11,716	(4,248)
Cash flows from financing activities:
Proceeds from credit facility	—	35,000
Repurchases of common stock	(44,407)	(29,623)
Cash dividends	(14,836)	(12,619)
Payments on other financing arrangements	(271)	(939)
Cash used in financing activities	(59,514)	(8,181)
Change in cash and cash equivalents	12,145	81,442
Cash and cash equivalents, beginning of period	103,486	19,831
Cash and cash equivalents, end of period	$115,631	$101,273

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2021	2020
Cash Paid During the Period For:
Income taxes	$17,845	$13,493
Operating lease liabilities	5,591	5,641
Interest, net	1,934	1,924
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$4,053	$5,722
Employee stock purchase plan	558	411

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
For the three and nine months ended September 30, 2021, 669 thousand and 584 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and nine months ended September 30, 2020, 398 thousand and 328 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and nine months ended September 30, 2021, there were insignificant anti-dilutive common stock equivalents. For the three and nine months ended September 30, 2020, there were 266 thousand and 348 thousand anti-dilutive common stock equivalents, respectively.
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

Note B - Reportable Segments
Kforce provides services through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. Historically, and for the three and nine months ended September 30, 2021, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended September 30,
2021
Revenue	$337,230	$65,495	$402,725
Gross profit	$95,934	$23,330	$119,264
Operating and other expenses			$91,446
Income from operations, before income taxes			$27,818
2020
Revenue	$260,251	$105,173	$365,424
Gross profit	$71,960	$31,918	$103,878
Operating and other expenses			$78,098
Income from operations, before income taxes			$25,780

Nine Months Ended September 30,
2021
Revenue	$927,518	$242,046	$1,169,564
Gross profit	$258,449	$78,428	$336,877
Operating and other expenses			$260,882
Income from operations, before income taxes			$75,995
2020
Revenue	$782,785	$260,867	$1,043,652
Gross profit	$216,606	$79,157	$295,763
Operating and other expenses			$243,441
Income from operations, before income taxes			$52,322

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended September 30,
2021
Revenue by type:
Flex revenue	$330,170	$59,003	$389,173
Direct Hire revenue	7,060	6,492	13,552
Total Revenue	$337,230	$65,495	$402,725
2020
Revenue by type:
Flex revenue	$256,118	$100,569	$356,687
Direct Hire revenue	4,133	4,604	8,737
Total Revenue	$260,251	$105,173	$365,424
Nine Months Ended September 30,
2021
Revenue by type:
Flex revenue	$909,599	$224,783	$1,134,382
Direct Hire revenue	17,919	17,263	35,182
Total Revenue	$927,518	$242,046	$1,169,564
2020
Revenue by type:
Flex revenue	$770,635	$248,578	$1,019,213
Direct Hire revenue	12,150	12,289	24,439
Total Revenue	$782,785	$260,867	$1,043,652

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three and nine months ended September 30, 2021.
The following table presents the activity within the allowance for credit losses on trade receivables for the nine months ended September 30, 2021 (in thousands):

Allowance for credit losses, January 1, 2021	$2,757
Current period provision (credit)	(139)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(987)
Allowance for credit losses, September 30, 2021	$1,631
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.6 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively, for reserves unrelated to credit losses.

Note E - Sale of Corporate Headquarters
On May 19, 2021, Kforce completed the sale of its corporate headquarters, which had a net book value of $21.7 million, to an independent third party. Kforce received net proceeds of $23.7 million and recognized a gain on the sale in the amount of $2.0 million, which is recorded in SG&A expenses.
Note F - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Assets held in Rabbi Trust	$39,418	$36,164
Right-of-use assets for operating leases, net	16,351	16,835
Capitalized software, net (1)	15,243	12,802
Equity method investment (2)	15,779	10,488
Deferred loan costs, net	236	501
Other non-current assets	1,038	785
Total Other assets, net	$88,065	$77,575
(1) Accumulated amortization of capitalized software was $35.2 million and $34.0 million as of September 30, 2021 and December 31, 2020, respectively.
(2) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on this WorkLLama investment was $0.7 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. In addition, Kforce contributed $7.0 million and $4.0 million of capital during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. Refer to Note M - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.

Note G - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable and other accrued liabilities:
Accounts payable	$41,836	$20,177
Accrued liabilities	36,147	15,356
Total Accounts payable and other accrued liabilities	$77,983	$35,533
Accrued payroll costs:
Payroll and benefits	$60,402	$38,257
Payroll taxes	7,623	21,842
Health insurance liabilities	4,184	4,641
Workers’ compensation liabilities	797	1,109
Total Accrued payroll costs	$73,006	$65,849
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, obligations related to the supplemental executive retirement plan, liabilities from contracts with customers (such as rebates) and other accrued liabilities .

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred compensation plan	$38,749	$34,501
Supplemental executive retirement plan (1)	—	20,628
Operating lease liabilities	12,712	14,692
Interest rate swap derivative instruments	296	1,774
Other long-term liabilities (2)	19,321	19,353
Total Other long-term liabilities	$71,078	$90,948
(1) The Company terminated its supplemental executive retirement plan on April 30, 2021 and expects to pay out the obligation in July 2022. The obligation, as of September 30, 2021, is included as part of Accrued liabilities under Current Liabilities in Note G - Current Liabilities, above.
(2) As a result of the application of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we have approximately $19.3 million in payroll tax deferrals recorded within Other long-term liabilities as of September 30, 2021 and December 31, 2020 (expected to be paid by December 31, 2022).
Note I - Employee Benefit Plans
Supplemental Executive Retirement Plan
Prior to April 30, 2021, Kforce maintained a Supplemental Executive Retirement Plan (“SERP”), which benefited two executives. The SERP was a non-qualified benefit plan and did not include elective deferrals of covered executive officers’ compensation. The related net periodic benefit costs were comprised of service cost and interest cost. The service cost amounted to $199 thousand in the nine months ending September 30, 2021, and $87 thousand and $259 thousand in the three and nine months ended September 30, 2020, respectively, and were recorded in SG&A. The interest cost amounted to $138 thousand in the nine months ending September 30, 2021, and $124 thousand and $373 thousand in the three and nine months ended September 30, 2020, respectively, and were recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP as of September 30, 2021 amount to $20.0 million in the aggregate, which is recorded in Other accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Kforce must make the benefit payments to the participants within 24 months of the termination date but no sooner than 12 months after the termination date. We anticipate making the benefit payments during the third quarter ending September 30, 2022. No contributions were made to the SERP during the four months ended April 30, 2021.
As a result of the termination of the SERP, Kforce recognized a net loss of $1.8 million in the nine months ending September 30, 2021. The loss is reflected in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Restricted stock (including RSAs and RSUs) are granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package for attraction and retention purposes. Restricted stock granted during the nine months ended September 30, 2021, will vest over a period of one to ten years, with vesting occurring in equal annual installments.
During the three and nine months ended September 30, 2021, stock-based compensation expense was $3.5 million and $10.5 million, respectively. During the three and nine months ended September 30, 2020, stock-based compensation expense was $2.9 million and $8.7 million, respectively.
The following table presents the restricted stock activity for the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2020	1,137	$33.63
Granted	60	$50.74
Forfeited	(20)	$26.93
Vested	(47)	$25.43	$2,607
Outstanding at September 30, 2021	1,130	$34.98
As of September 30, 2021, total unrecognized stock-based compensation expense related to restricted stock was $27.3 million, which will be recognized over a weighted-average remaining period of 3.1 years.
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
The Firm uses the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap (which will remain throughout the remainder of the hedging arrangement), plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective as of September 30, 2021. The change in the fair value of the Swaps are recorded as a component of Accumulated other comprehensive income (loss) in the unaudited consolidated financial statements.

The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Nine Months Ended September 30,
	2021	2020
Accumulated derivative instrument loss, beginning of period	$(1,774)	$(179)
Net change associated with current period hedging transactions	1,478	(1,978)
Accumulated derivative instrument loss, end of period	$(296)	$(2,157)

Note L - Fair Value Measurements
Our interest rate swaps are measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and are recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note J - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2021. The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Asset/(Liability) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2021
Interest rate swap derivative instruments	$(296)	$—	$(296)	$—
At December 31, 2020
Interest rate swap derivative instrument	$(1,774)	$—	$(1,774)	$—

Note M - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At September 30, 2021, our liability would be approximately $45.0 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason and $17.3 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
Litigation and Loss Contingencies
On August 30, 2021, Kforce Inc. was served with a complaint brought in the U.S. District Court, Southern District of California. Darryn Lewis, et. al. v. Kforce Inc., Case No.: 3:21-cv-01375-AJB-JLB. On behalf of himself and all others similarly situated, the Plaintiff brings a one-count class action complaint for alleged violations of the Fair Labor Standards Act (“FLSA”), and specifically, failure to pay overtime wages. The FLSA class is purported to include commissioned employees who work or have worked for Kforce, nationwide, in the past three (3) years. Plaintiff alleges that Kforce failed to maintain a policy that compensates its employees for all hours worked, and specifically alleges that Kforce misclassified employees as exempt from overtime, failed to pay hourly aggrieved employees for all overtime hours worked, including off-the-clock work performed during meal periods, failed to pay all overtime and double-time wages earned at the correct regular rate because Kforce allegedly failed to include commission and other non-discretionary performance-based pay in the regular rate of pay. Plaintiff and class members seek the amounts of unpaid wages allegedly owed to them, liquidated damages, attorneys’ fees and costs, prejudgment interest, and other legal and equitable relief. The parties have engaged in attempts to resolve the matter. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

On March 19, 2021, a complaint was filed against Kforce Inc. in United States District Court, Central District of California, and served on March 25, 2021. Jessica Cook, et. al. v. Kforce Inc., case no. 2:21-cv-02453. On behalf of herself and all others similarly situated, the plaintiff purports to bring a collective action challenging the exempt classification of a select class of recruiters. Plaintiff alleges that due to the misclassification of the recruiter class Kforce violated the Fair Labor Standards Act by failing to pay overtime and failing to make, keep, and preserve records with respect to each employee sufficient to determine their wages. The class action is brought pursuant to California state law, on behalf of the same class of California recruiters, and alleges: (i) classification and overtime violations under California law; (ii) untimely payment of wages; (iii) legally deficient wage statements; (iv) violations of meal and rest period requirements; and (v) violation of California's Unfair Competition Law. Plaintiff, on behalf of herself and the class and/or collective, seeks damages in the amount of unpaid overtime compensation, double time pay as applicable (for the California class), liquidated damages, attorney’s fees, interest, and other relief. The parties agreed to dismiss the action without prejudice through a joint stipulation and have engaged in discussions to resolve. If the parties are unable to resolve, it is expected that Plaintiff will re-file her class and collective action claims. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.
On December 24, 2020, a complaint was filed and on January 5, 2021, the complaint was served against Kforce Inc., et al. in Superior Court of the State of California, Los Angeles County. Sydney Elliott-Brand, et. al. v. Kforce Inc., et al., Case No.: 20STCV49193. On behalf of herself and a putative class of current and former commissioned employees employed by Defendants, the plaintiff purports to bring a collective action for alleged violations of the California Labor Code, §201, et seq., Industrial Welfare Commission (“IWC”) Wage Orders, and the California Business and Professions Code, §17200, et. seq, based upon the defendants’ alleged failure to: (i) pay minimum and overtime wages; (ii) timely pay all earned wages; (iii) provide meal periods and rest breaks; (iv) reimburse business expenses; (v) provide accurate itemized wage statements; and (vi) timely pay wages and vacation pay upon separation of employment; as well as associated unfair competition. The plaintiff seeks payment to recover minimum, regular, and/or overtime wages for all hours worked as required by law, meal period premiums, rest period premiums, unpaid business expenses, reasonable attorneys’ fees, cost of suit and interest, statutory penalties and liquidated damages, and also seeks an order requiring Defendants to restore and disgorge all funds acquired by means of unfair competition under the California Business and Professions Code. The parties have engaged in attempts to resolve the matter. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On November 18, 2020, Kforce Inc., et al. was served with a complaint brought in the Superior Court of the State of California, San Diego County. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case No.: 37-2020-00030994-CU-OE-CTL. The former employee purports to bring a representative action on his own behalf and on behalf of other current and former California aggrieved employees pursuant to the Private Attorneys General Act (“PAGA”) alleging violations of the California Labor Code (“Labor Code”). The purported Labor Code violations include the failure to: (i) pay all earned wages, including minimum wages and overtime wages; (ii) provide and pay proper wages for meal and rest periods; (iii) reimburse all reasonable and necessary business expenses; (iv) provide accurate itemized wage statements; and (v) provide unused vacation wages upon termination. The plaintiff seeks civil penalties, interest, attorney’s fees and costs under the Labor Code. On January 21, 2021, the Plaintiff served an amended complaint to add Kforce Flexible Solutions as a party and narrow the scope of alleged aggrieved employees to “internal” commissioned employees. The parties have engaged in attempts to resolve the matter. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On October 13, 2020, Kforce Inc. was served with a complaint brought in the U.S. District Court, Eastern District of Pennsylvania. Hope Gofton and Adam Kimbrel, et al. v. Kforce Inc., Case No.: 2:20-cv-04886 on behalf of themselves and other similarly situated current and former employees. The plaintiffs purport to bring a collective action for alleged violations of the Fair Labor Standards Act, 29 U.S.C. § 201, et seq., and a class action for alleged violations of the Pennsylvania Minimum Wage Act, 43 P.S. §§ 333.101, et seq., based upon the defendant’s purported failure to pay federal and state overtime wages. The plaintiffs allege that the defendant improperly classified as exempt the plaintiffs and other putative collective and class members, and allegedly failed to pay overtime wages. The plaintiffs seek payment of unpaid overtime wages, liquidated damages, interest, attorney’s fees, costs and other relief deemed equitable by the Court. The Court entered a Final Approval Order on September 30, 2021 approving the settlement and dismissing the action without prejudice. Case will convert to dismissal with prejudice sixty days after the deadline to fully fund the settlement account. This matter did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
There have been no material developments with regard to the following legal proceedings previously disclosed in our 2020 Annual Report on Form 10-K or in our most recent 10-Q filing:

•On December 17, 2019, Kforce Inc., et al. was served with a complaint brought in Superior Court of the State of California, Alameda County. Kathleen Wahrer, et al. v. Kforce Inc., et al., Case No.: RG19047269.
•On February 19, 2021, a first amended complaint was filed against Kforce and its client, Verity Health System of California (Verity) in the Superior Court of California, County of Los Angeles. Ramona Webb v. Kforce Flexible Solutions, LLC, et. al. case no. 20STCV47529.
We are also involved in other legal proceedings, claims and administrative matters from time to time, and may also be exposed to loss contingencies, that arise in the ordinary course of business. We have made accruals with respect to certain matters, where appropriate, which are reflected in our unaudited condensed consolidated financial statements. While the ultimate outcomes and any amounts accrued are inherently uncertain, we currently do not expect that these matters, individually or in the aggregate, will have a material effect on our financial position.
Equity Method Investment
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional cash contributions, which are contingent on WorkLLama's achievement of certain operational and financial milestones. Our maximum potential capital contributions are $22.5 million. The original operating and financial milestones established in the joint venture operating agreement were not achieved, in part, due to the impacts of the COVID-19 pandemic on WorkLLama’s business. We have continued to provide capital contributions to the joint venture due to our belief in the long-term value of the joint venture. We contributed $7.0 million and $4.0 million of capital during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. Refer to Note F - “Other Assets, Net” for more details on WorkLLama.
Lease commitments
We lease office space and certain equipment under operating leases that expire between 2021 and 2033. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent.
During the three months ended September 30, 2021, we entered into a lease agreement for office space in Tampa, Florida, that will become our new corporate headquarters. This new lease for office space is intended to replace our current headquarters, also in Tampa, Florida, the lease for which expires November 2022. The new lease has not yet commenced, but will require aggregate future lease payments of approximately $10.9 million over the entire lease term, which includes annual upward adjustments, and has a non-cancelable lease term of 129 months, excluding renewal options. The new lease also provides for the Company to receive an allowance, from the Landlord, of $1.6 million to be used toward costs to design, engineer, install, supply and to construct improvements that will become part of the building, all of which must be approved by the landlord and the Company. The landlord will designate a general contractor and oversee all construction improvements. The future lease payments and the allowance are not yet recorded on our condensed consolidated balance sheets. Lease payments will be required beginning July 1, 2023, however, we expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin at the start of the fourth quarter of 2022.
Note N - Subsequent Events
Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm will have a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (the “Commitment”). The maturity date of the Credit Facility is October 20, 2026.
Revolving credit loans under the Credit Facility will bear interest at a rate equal to (a) the Base Rate (as described below) plus the Applicable Margin (as described below) or (b) the LIBOR Rate plus the Applicable Margin. Swingline loans under the Credit Facility will bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Base Rate is the highest of: (i) the Wells Fargo Bank, National Association prime rate, (ii) the federal funds rate plus 0.50% or (iii) one-month LIBOR plus 1.00%, and the LIBOR Rate is reserve-adjusted LIBOR for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Base Rate loans ranges from 0.125% to 0.500% and the Applicable Margin for LIBOR Rate loans ranges from 1.125% to 1.50%. The Amendment included customary provisions relating to the transition from LIBOR as the benchmark interest rate under the Credit Agreement, including providing for a Benchmark Replacement option (as defined in the Credit Agreement) to replace LIBOR. The Firm will pay a quarterly non-refundable commitment fee equal to the

Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.20% and 0.30%.
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.50 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities in excess of $25.0 million over the last four quarters could be limited if (a) the total leverage ratio is greater than 3.00 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2021, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the nine months ended September 30, 2021, increased 12.1%, to $1,169.6 million from $1,043.7 million in the comparable period in 2020. Revenue increased 18.5% for Tech and decreased 7.2% for FA.
•Flex revenue for the nine months ended September 30, 2021, increased 11.9% on a billing day basis, to $1,134.4 million from $1,019.2 million in the comparable period in 2020. Flex revenue increased 18.7% and decreased 9.1%, on a billing day basis for Tech and FA, respectively, on a year-over-year basis.
•Flex revenue in our Technology business increased 28.9% on a year-over-year basis in the three months ended September 30, 2021.
•Revenue from contracts we secured to support government-sponsored COVID-19 related initiatives (the “COVID-19 Business”) was $7.5 million and $51.1 million for the three months ended September 30, 2021 and 2020, respectively.
•Direct Hire revenue for the nine months ended September 30, 2021, increased 44.0% to $35.2 million from $24.4 million in the comparable period in 2020.
•Gross profit margin for the nine months ended September 30, 2021, increased 50 basis points to 28.8%. Flex gross profit margin for the nine months ended September 30, 2021 and 2020, was flat at 26.6%. Tech Flex margins decreased 10 basis points due primarily to spread compression as a result of business mix. FA Flex gross profit margin increased 130 and 30 basis points for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, due to a decrease in the amount of lower margin COVID-19 related business in 2021.
•SG&A as a percentage of revenue for the nine months ended September 30, 2021, decreased to 21.5% from 22.6% in the comparable period in 2020 primarily due to leverage gained from our revenue growth, associate productivity improvements, lower spending in areas such as travel and lease expenses, a decline in our credit expense and a gain on the sale of our corporate headquarters.
•Other income and expense, net, for the nine months ended September 30, 2021, increased 56.0% to $5.8 million from $3.7 million in the comparable period in 2020, primarily due to the recognition of unamortized losses related to the termination of the SERP on April 30, 2021.
•Income from continuing operations for the nine months ended September 30, 2021, increased 44.7% to $54.6 million, or $2.57 per share, from $37.8 million, or $1.77 per share, in the comparable period in 2020.
•The Firm returned $59.3 million of capital to our shareholders in the form of open market repurchases totaling $44.5 million and quarterly dividends totaling $14.8 million during the nine months ending September 30, 2021.
•Cash provided by operating activities was $59.9 million during the nine months ended September 30, 2021, as compared to $93.9 million for the nine months ended September 30, 2020.
•Cash and cash equivalents, net of outstanding borrowings under our credit facility, was $15.6 million as of September 30, 2021.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Tech and FA segments. Our corporate headquarters is in Tampa, Florida and we have field offices located throughout the United States (U.S.). As of September 30, 2021, Kforce employed approximately 2,000 associates, including approximately 1,300 supporting the revenue-generating aspects of our business and approximately 700 supporting the revenue-enabling aspects. We also had approximately 11,000 consultants on assignment providing flexible staffing services and solutions to our clients, the vast majority of which are also employees of Kforce.. Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our 100% domestic focus, concentration on technology staffing and solutions (representing nearly 85% of overall revenues) and client portfolio comprised of world-class companies have been key contributors to our strong performance in 2020 and 2021 and will be key drivers to our future success.
In December 2020 and early 2021, the U.S. Food and Drug Administration authorized the distribution and administration of certain COVID-19 vaccines in the U.S. While the level of vaccinations and potential variants of COVID-19 along with the potential impact of regulations surrounding the COVID-19 vaccines are difficult to predict and could negatively impact our business, growth in our business has meaningfully accelerated since the low point in June 2020. From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. Based on information published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), these figures and trends have been trending positively since the end of the third quarter of 2020. In addition,, the penetration rate (the percentage of temporary staffing to total employment) remained stable at 1.8% and the unemployment rate decreased again to 4.8% in September 2021, down from 5.9% in June 2021. As another indicator that the market is strengthening, in the latest U.S. staffing industry forecast published by SIA in September 2021, the domestic technology temporary staffing industry is estimated to grow 11% in 2021 (up from the previous expectation of 9%), and 6% (consistent with the previous expectation) in 2022.
We have delivered strong results, especially in our Technology business, with year-over-year growth of 29.6% significantly exceeding the market expectation per SIA. Sequentially, we were successful in effectively replacing the expected lower revenues from our COVID-19 Business (down $27.2 million sequentially) with higher-quality Technology revenue (up $26.5 million sequentially). While the business climate related to this economic and health crisis, along with related governmental legislation (including that which is aimed at stimulating the economy) is still extremely fluid, we believe that we are very well positioned to continue capturing additional market share in our Technology business and delivering strong operating results to our shareholders.
The results of multiple employee surveys conducted over the last eighteen months indicate that our associates have embraced the ingenuity required to work remotely and have been successful in settling into new, productive routines. We continue to make great progress in our “Kforce Reimagined” initiative that was initiated shortly after the onset of the pandemic, which is an effort to position Kforce to provide a more flexible hybrid work environment for our associates. We are referring to this new era of Kforce’s work environment as “Office Occasional” whereby our people will have maximum flexibility and choice in designing their workdays that is rooted in trust and supported by integrated technology aligned with our evolved operating model. We will have a remote first approach but encourage our people to leverage physical office spaces, when desirable, for activities best done through in-person, active collaboration such as training, team building, client and candidate interactions. We announced in September that we signed a lease for our future corporate headquarters, which we anticipate occupying in the fourth quarter of 2022. This new space will be modern, open and technology enabled to provide a flexible environment for our people to work effectively, very similarly to how we approaching the design of our field offices.
During 2021, we engaged an independent third-party consulting firm to assist us in our assessment of our middle and back office capabilities. We believe that the culmination of these and other efforts, on which we have made significant progress, will provide a differentiated employee experience, in the case of our Kforce Reimagined effort, and significant contributions to improving productivity and profitability in both cases.

Operating Results - Three and Nine Months Ended September 30, 2021 and 2020
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue by segment:
Tech	83.7%	71.2%	79.3%	75.0%
FA	16.3	28.8	20.7	25.0
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	96.6%	97.6%	97.0%	97.7%
Direct Hire	3.4	2.4	3.0	2.3
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.6%	28.4%	28.8%	28.3%
Selling, general and administrative expenses	22.1%	20.8%	21.5%	22.6%
Depreciation and amortization	0.3%	0.4%	0.3%	0.4%
Income from operations	7.3%	7.3%	7.0%	5.4%
Income from operations, before income taxes	6.9%	7.1%	6.5%	5.0%
Net income	5.0%	5.1%	4.7%	3.6%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech
Flex revenue	$330,170	28.9%	$256,118	$909,599	18.0%	$770,635
Direct Hire revenue	7,060	70.8%	4,133	17,919	47.5%	12,150
Total Tech revenue	$337,230	29.6%	$260,251	$927,518	18.5%	$782,785
FA
Flex revenue	$59,003	(41.3)%	$100,569	$224,783	(9.6)%	$248,578
Direct Hire revenue	6,492	41.0%	4,604	17,263	40.5%	12,289
Total FA revenue	$65,495	(37.7)%	$105,173	$242,046	(7.2)%	$260,867

Total Flex revenue	$389,173	9.1%	$356,687	$1,134,382	11.3%	$1,019,213
Total Direct Hire revenue	13,552	55.1%	8,737	35,182	44.0%	24,439
Total Revenue	$402,725	10.2%	$365,424	$1,169,564	12.1%	$1,043,652
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020
Billing Days	64	64	63	62	64
Technology	28.9%	20.9%	6.3%	0.8%	(4.2)%
FA	(41.3)%	2.7%	26.4%	26.0%	51.6%
Total Flex	9.1%	16.3%	10.2%	5.9%	6.9%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Tech increased 28.9% and 18.7% on a billing day basis, during the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020. Flex revenue in our Tech business improved 8.4% sequentially in the third quarter of 2021. The sequential and year-over-year growth that we experienced in our Technology business in the third quarter of 2021 was driven principally by a higher number of consultants on assignment, which have improved consistently since June 2020 (the low point in the pandemic). Given the acceleration we are continuing to experience in our Technology business, we expect our year-over-year growth rate in the fourth quarter to be stable with third quarter levels off a more difficult year-over-year comparison. We believe the secular drivers of demand in technology have only strengthened as companies continue to invest significantly in technology to improve their consumer’s experience, gain cost efficiencies and stay relevant in an increasingly competitive environment.
Our FA segment experienced a decrease in Flex revenue of 9.6% during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily driven by a decrease in the COVID-19 Business. FA Flex experienced a decrease to Flex revenue of 41.3% during the three months ended September 30, 2021 as compared to the same period in 2020, as we experienced a sharp decline in the portion of business related to COVID-19, which was anticipated. As we move into the fourth quarter of 2021, we expect overall revenues in the FA business to decline on a year-over-year basis due primarily to the COVID-19 Business, which largely ended early in the third quarter of 2021. We continue to migrate our FA business towards more highly-skilled roles that are less susceptible to technological change and automation; we have seen good progress in this transition.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021 vs. September 30, 2020		September 30, 2021 vs. September 30, 2020
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$65,590	$(51,695)	$115,482	$(30,581)
Bill rate	7,665	10,134	22,967	6,981
Billable expenses	797	(5)	515	(195)
Total change in Flex revenue	$74,052	$(41,566)	$138,964	$(23,795)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	4,031	25.7%	3,207	11,226	15.0%	9,759
FA	1,515	(51.4)%	3,118	6,339	(12.3)%	7,229
Total Flex hours billed	5,546	(12.3)%	6,325	17,565	3.4%	16,988
For the three and nine months ended September 30, 2021, FA Flex hours billed included 209 and 2,134 thousand hours, respectively, from the COVID-19 Business.
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 55.1% and 44.0% during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase during the third quarter was primarily driven by a significant increase in both the number of placements and fees, as the economic environment has improved and competition for talent has increased. As we look to the fourth quarter, we expect Direct Hire revenues may seasonally decline sequentially.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021 vs. September 30, 2020		September 30, 2021 vs. September 30, 2020
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$1,676	$1,236	$3,724	$3,141
Placement fee	1,251	652	2,045	1,833
Total change in Direct Hire revenue	$2,927	$1,888	$5,769	$4,974

The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	290	40.8%	206	831	30.7%	636
FA	401	26.9%	316	1,094	25.6%	871
Total number of placements	691	32.4%	522	1,925	27.7%	1,507
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	$24,360	21.5%	$20,045	$21,576	12.9%	$19,114
FA	16,181	11.2%	14,557	$15,780	11.9%	$14,104
Total average placement fee	$19,611	17.3%	$16,722	$18,282	12.7%	$16,217

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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	28.4%	2.5%	27.7%	27.9%	0.7%	27.7%
FA	35.6%	17.5%	30.3%	32.4%	6.9%	30.3%
Total gross profit percentage	29.6%	4.2%	28.4%	28.8%	1.8%	28.3%
The total gross profit percentage for the three months ended September 30, 2021, increased 120 basis points as compared to the same period in 2020 primarily as a result of an increased mix of Direct Hire revenues and Flex margin increases resulting from higher bill pay spreads. The total gross profit percentage for the nine months ended September 30, 2021, as compared to the same period in 2020, increased 50 basis points due primarily to an increased mix of Direct Hire revenues.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Tech	26.9%	1.5%	26.5%	26.4%	(0.4)%	26.5%
FA	28.5%	4.8%	27.2%	27.2%	1.1%	26.9%
Total Flex gross profit percentage	27.2%	1.9%	26.7%	26.6%	—%	26.6%
Overall, our Flex gross profit percentage increased 50 basis points for the three months ended September 30, 2021 and was flat for the nine months ended September 30, 2021, as compared to the same periods in 2020. The notable fluctuations within our segments were as follows:.
•Flex margins in our Tech business increased 40 basis points for the three months ended September 30, 2021 and decreased 10 basis points for the nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase for the three month period was primarily due to spread improvement and lower healthcare costs.
•FA Flex gross profit margin increased 130 and 30 basis points for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increases for each period were primarily due to a lower mix of lower margin COVID-19 Business and spread improvements due to the repositioning of this business in higher skilled areas.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021 vs. September 30, 2020		September 30, 2021 vs. September 30, 2020
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$19,612	$(11,289)	$36,869	$(6,401)
Profitability impact	1,435	813	(795)	698
Total change in Flex gross profit	$21,047	$(10,476)	$36,074	$(5,703)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.9% and 86.0% for the three and nine months ended September 30, 2021, respectively, as compared to 83.3% and 82.1% for the comparable periods in 2020. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents components of SG&A as a percentage of revenue (in thousands):

	2021	% of Revenue	2020	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$75,537	18.8%	$63,162	17.3%
Other (1)	13,435	3.3%	12,690	3.5%
Total SG&A	$88,972	22.1%	$75,852	20.8%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$216,324	18.5%	$193,534	18.5%
Other (1)	35,293	3.0%	42,080	4.1%
Total SG&A	$251,617	21.5%	$235,614	22.6%
(1) Includes credit expense, lease expense, professional fees, travel, telephone, computer, and certain other expenses, which includes a gain on the sale of the corporate headquarters facility during the nine months ended September 30, 2021.
SG&A as a percentage of revenue increased 130 basis points for the three months ended September 30, 2021 and decreased 110 basis points for the nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase for the three month period ended September 30, 2021, was primarily related to higher performance-based compensation, given the strength in our revenue growth. The decrease for the nine months ended September 30, 2021 is primarily related to the recognition of a $2.0 million gain from the sale of our corporate headquarters, declines in credit expense due to larger reserves in the first quarter of 2020 at the onset of the pandemic given inherent risk, leverage from our revenue growth, and continued improvements in associate productivity.
The Firm continues to focus on generating increased operating leverage through continued solid revenue growth, improved productivity of our associates, structural reductions in operating costs and continuing to exercise solid expense discipline.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Fixed asset depreciation (includes finance leases)	$609	(36.4)%	$957	$2,164	(33.7)%	$3,265
Capitalized software amortization	417	18.8%	351	1,256	53.9%	816
Total Depreciation and amortization	$1,026	(21.6)%	$1,308	$3,420	(16.2)%	$4,081
Other Expense, Net. Other expense, net for the three and nine months ended September 30, 2021 was $1.4 million and $5.8 million, respectively. Other expense, net for the three and nine months ended September 30, 2020 was $0.9 million and $3.7 million, respectively. Other expense, net includes interest expense related to outstanding borrowings under our credit facility, which is partially offset by the interest income on cash held in government money market funds.
During the nine months ended September 30, 2021, Other expense, net also includes an expense of $1.8 million related to the termination of our SERP. Refer to Note I - “Employee Benefit Plans” in the Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a complete discussion of the termination of our SERP.

During the three and nine months ended September 30, 2021, Other expense, net also includes our proportionate share of the loss from WorkLLama, our equity method investment, of $0.7 million and $1.7 million.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the nine months ended September 30, 2021 and 2020 was 28.1% and 27.8%, respectively.
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
The following table presents Free Cash Flow (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$59,943	$93,871
Capital expenditures	(5,026)	(5,296)
Free cash flow	54,917	88,575
Change in debt	—	35,000
Repurchases of common stock	(44,407)	(29,623)
Cash dividends	(14,836)	(12,619)
Equity method investment	(7,000)	(2,500)
Net proceeds from the sale of assets	23,742	—
Other	(271)	2,609
Change in cash and cash equivalents	$12,145	$81,442
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

The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2021	2020
Three Months Ended September 30,
Net income	$20,168	$18,763
Depreciation and amortization	1,026	1,308
Stock-based compensation expense	3,512	2,908
Interest expense, net	750	849
Income tax expense	7,650	7,017
Loss from equity method investment	687	103
Adjusted EBITDA	$33,793	$30,948

Nine Months Ended September 30,
Net income	$54,617	$37,754
Depreciation and amortization	3,420	4,081
Gain on sale of corporate headquarters	(2,051)	—
Stock-based compensation expense	10,447	8,707
Interest expense, net	2,312	2,533
Income tax expense	21,378	14,568
SERP termination expense	1,821	—
Loss from equity method investment	1,709	1,237
Adjusted EBITDA	$93,653	$68,880

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and, if necessary, borrowings under our credit facility. At September 30, 2021 and December 31, 2020, we had $115.6 million and $103.5 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds. At both September 30, 2021 and December 31, 2020, we had $100.0 million outstanding under our credit facility, and $198.7 million available under our credit facility. The amounts outstanding under our credit facility were hedged by interest rate swaps, as discussed below. In addition, on April 19, 2021, we completed the sale of our corporate headquarters to an independent third party. We received net proceeds of $23.7 million and recorded a gain on the sale of $2.0 million, which is included in SG&A expenses. In conjunction with the sale, we entered into an agreement to lease back the building for a period of 18 months.
In September 2021, Kforce entered into a lease agreement (the “Lease Agreement”) for our new corporate headquarters in Tampa, Florida. The lease term is 129 months, the lease commencement date is October 1, 2022 and the rent commencement date is nine (9) months following the lease commencement date. The minimum base rent over the lease term is $10.9 million, which includes annual escalations. The Lease Agreement also provides for the Company to receive an allowance, from the Landlord, of approximately $1.6 million to be used towards costs to design, engineer, install, supply and to construct improvements that will become part of the building. The future lease payments and the allowance are not yet recorded on our condensed consolidated balance sheets.
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
Cash provided by operating activities was $59.9 million during the nine months ended September 30, 2021, as compared to $93.9 million provided during the nine months ended September 30, 2020. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The decrease was primarily driven by growth in our accounts receivable portfolio and the payment of payroll taxes deferred in 2020 related to the CARES ACT, offset in part by profitable revenue growth.
Cash provided by investing activities during the nine months ended September 30, 2021 was $11.7 million and cash used in investing activities during the nine months ended September 30, 2020 was $4.2 million. Cash provided by investing activities during the nine months ended September 30, 2021 includes $23.7 million in net proceeds from the sale of our corporate headquarters, offset by cash used for capital expenditures and payments for capital invested in WorkLLama. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that will provide the most benefit.
Cash used in financing activities was $59.5 million during the nine months ended September 30, 2021, as compared to $8.2 million used during the nine months ended September 30, 2020. The change was primarily driven by the $35.0 million draw down on our credit facility during the nine months ended September 30, 2020 and an increase in the repurchases of common stock during the nine month period of 2021 compared to 2020.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Nine Months Ended September 30,
	2021	2020
Open market repurchases	$43,973	$29,386
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	434	237
Total cash flow impact of common stock repurchases	$44,407	$29,623

During the nine months ended September 30, 2021 and 2020, Kforce declared and paid quarterly dividends of $14.8 million ($0.72 per share) and $12.6 million ($0.60 per share), respectively, which represents a 20% increase in the per share payment. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility

On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters (which was sold in the second quarter of 2021) and certain other designated collateral. Accordingly, as of September 30, 2021, $100.0 million was outstanding and is classified as a long-term liability within our balance sheet. In addition, as of September 30, 2021, $198.7 million was available on our Credit Facility, subject to certain covenants, and as of December 31, 2020, $100.0 million was outstanding. As of September 30, 2021, we are in compliance with our credit facility covenants as described in the 2020 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants.

On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “the Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm will have a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2025. Refer to Note N - “ Subsequent Events” in the Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a more complete discussion of the new credit agreement.
Kforce has two forward-starting interest rate swap agreements, which have been designated as cash flow hedges, to mitigate the risk of rising interest rates. Refer to Note K - “Derivative Instruments and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a complete discussion of our interest rate swaps. At September 30, 2021 and December 31, 2020, the fair value of our interest rate swaps were a liability of $0.3 million and $1.8 million, respectively.
Stock Repurchases
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. During the nine months ended September 30, 2021, Kforce repurchased approximately 0.8 million shares of common stock on the open market at a total cost of approximately $44.5 million and $40.0 million remained available for further repurchases under the Board-authorized common stock repurchase program at September 30, 2021.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	94,958	$61.43	94,958	$49,115,641
August 1, 2021 to August 31, 2021	57,656	$58.65	56,514	$45,803,109
September 1, 2021 to September 30, 2021	96,204	$60.14	96,204	$40,017,182
Total	248,818	$60.29	247,676	$40,017,182
(1) Includes 1,142 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period August 1, 2021 to August 31, 2021.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
None.
ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended September 30, 2021, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	November 3, 2021	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2021	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)