Form 10-K
period 2021-12-31
KFORCE INC
filed 2022-02-25
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was $1,236,049,664. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 23, 2022 was 21,371,829.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 18, 2022 (“Proxy Statement”)	Part III

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance; developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our beliefs regarding the expected future benefits of our flexible working environment; the impact of the COVID-19 pandemic on the global and U.S. macro-economic environments, and our business, customers, financial condition and results of operations; our ability to maintain compliance with our credit facility's covenants; our beliefs regarding potential government actions or changes in laws and regulations, including those related to the COVID-19 pandemic; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; expected funding or payment of employee benefits; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I
ITEM 1.     BUSINESS.
COMPANY OVERVIEW
Kforce Inc. and its subsidiaries (collectively, “Kforce”) is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. While Kforce was incorporated in 1994 and completed its initial public offering (IPO) in August 1995, we have been providing domestic staffing services through our predecessor companies since 1962.
We have driven significant, strategic change at Kforce over the last decade including, but not limited to, streamlining the focus of our business on providing technology talent solutions. This strategic shift was bold and transformative but well-founded in our belief as we exited the 2008 / 2009 financial crisis that technology was going to be the epicenter of business strategies. Since the financial crisis, we successfully divested a number of businesses that we didn’t believe aligned with our vision to become a technology-focused organization. Those divestitures included our clinical research business (sold in March 2012), our healthcare staffing business (sold in August 2014), the assets of a business based in Manila, Philippines (sold in September 2017), our federal government solutions business (sold in April 2019), and our federal government product business (sold in June 2019). Our Technology business now comprises nearly 85% of overall revenues with the remainder being our finance and accounting (“FA”) business.
As a result of the COVID-19 pandemic, our workforce has been working remotely since March 2020. We recognized early on in the COVID-19 pandemic that there was very likely to be a permanent shift in the workplace and, thus, initiated what we refer to as our Kforce Reimagined initiative in May 2020. While we elaborate more on this initiative in the “Business Strategies” section below, we began looking critically at our physical office footprint, which was approximately 51 offices (50 leased, 1 owned) geographically dispersed across the U.S. and roughly 0.4 million square feet of space. Our future flexible work environment has allowed us to reduce our current footprint to 36 leased offices. In May 2021, we sold our 128,000 square foot corporate headquarters and signed a lease for our new corporate headquarters, comprising roughly 22,000 square feet, in September 2021. Once we have transitioned our remaining offices to align with our “Office Occasional” strategy, this is expected to reduce our overall square footage to be at least 60% to 70% lower than our pre-pandemic footprint. Our corporate headquarters is in Tampa, Florida.
Kforce serves clients across many industries and organizations of all sizes, but with a particular focus on serving Fortune 1000 and other large companies. Our 10 largest clients represented approximately 25% of revenue for the year ended December 31, 2021.
Except as specifically noted, our discussions in this report exclude any activity related to the federal government divestitures noted above (which comprised our GS segment). Refer to Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion.
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
Our Technology and FA businesses represent our two operating segments.
Our Technology Business
We provide talent solutions by comprehensively understanding our clients’ requirements and matching their requirements with qualified candidates in highly skilled areas including, but not limited to, systems/applications architecture and development (mobility and/or web), data management and analytics, business and artificial intelligence, machine learning, project and program management, and network architecture and security.
One of our strategies over the last several years has been to invest in our managed teams and project solutions capabilities in order to provide a higher-value, differentiated offering to our clients. We believe Kforce has been successfully winning these more complex engagements due to the strong, long-standing partnerships we have built with our clients, our reputation for delivering quality services and our capability in identifying quality technology talent.
We provide our clients with qualified individuals (“consultants”), or teams of consultants on a temporary basis when the consultant's set of skills and experience is the right match for our clients. We refer to this as our Flex offering, which comprised roughly 98% of overall Technology revenues in 2021. We also identify qualified individuals (“candidates”) for permanent placement with our clients. We refer to this as our Direct Hire offering, which comprised approximately 2% of overall revenue in 2021.
We provide services to clients in a variety of industries with a diversified footprint in, among others, financial and business services, communications, insurance, retail and technology. No single industry represents more than approximately 16% of overall Technology revenues. In addition, no single client comprised more than 5% of overall Firm revenues.

The September 2021 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing is expected to experience growth of 11% and 6%, respectively, in 2021 and 2022. Digital transformation, as a general trend, is driving organizations across all industries to increase their technology investments as competition and the speed of change intensifies. Nontraditional competitors are also entering new emerging technologies and markets. This development puts increased pressure on companies to invest in innovation and the evolution of their business models. We believe the secular drivers of technology spend is driving many companies to become increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. At the macro level, demand is also being driven by an ever-changing and complex regulatory and employment law environment, which increases the overall cost of employment for many companies. We believe that these factors, among others, are continuing to drive companies to look to temporary staffing and solutions providers, such as Kforce, to meet their human capital needs.
We believe the performance of our Technology business in 2021 was exceptional and was organically record-setting for us as revenues improved 22.3% on a year-over-year basis to $1.27 billion and in the third and fourth quarters of 2021 exceeded 30% growth on a year-over-year basis. This strong performance follows 2020 where our Technology business was only down 1.2% year-over-year in an extraordinarily challenging macro-environment given the negative impacts of the COVID-19 pandemic. The average bill rate in 2021 was approximately $81 per hour, which increased 2.9%, as compared to 2020. In the fourth quarter of 2021, our average bill rate improved 3.8% year-over-year. Our average assignment duration is approximately 10 months, which has steadily increased over the last several years. We continue to benefit from an improving bill rate environment and longer assignment durations, which we believe is related to the acute labor shortage, particularly the shortage of labor for highly-skilled positions. In addition to our capability to source highly qualified U.S. domestic technology talent, we believe an important differentiator in a candidate-constrained environment is our capability to source highly qualified foreign-born talent working domestically in the U.S. in higher-end technology roles. We maintain this capability on a centralized basis, which we believe allows us to operate consistently with a keen focus on ensuring compliance in this highly regulated space.
Our Flex and Direct Hire offerings improved 21.7% and 59.0%, respectively, on a year-over-year basis.
We are very pleased with our performance in our Technology business in 2021, which exceeded the SIA benchmark of growth by two times for 2021 and nearly three times in the second half of 2021. We believe our strategic position and momentum going into 2022 has positioned us well to continue delivering significantly above-market growth in 2022, in what we believe will be a continued strong demand environment for our services.
Our FA Business
The talent solutions we offer our clients in our FA business include consultants in traditional finance and accounting roles such as: financial, planning and analysis; business intelligence analysis; accounting; transactional accounting (e.g. payables, billing, cash applications, receivables); business and cost analysis; and taxation and treasury. We have also provided our clients with consultants in lower skilled areas such as: loan servicing and support; customer and call center support; data entry; and other administrative roles.
Over the last few years, we have been repositioning our FA business to focus on more highly skilled assignments that are less susceptible to technological change and automation and more closely aligned with our Technology business. We will continue to support certain clients by providing consultants in lower skilled roles where we have long-standing relationships and that are strategically important to our overall success. We believe we have made good progress in this transition as is evidenced by our overall average bill rate in FA, excluding the COVID-19 business (defined below), increasing approximately 10% in the fourth quarter of 2021 on a year-over-year basis.
We provide services to clients in a variety of industries with a diversified footprint in, among others, the financial services, business services, healthcare and manufacturing sectors. No single industry represents more than approximately 21% of overall FA revenues. In addition, no single client comprised more than 5% of overall Firm revenues. Revenue for our FA business decreased 11.4% to $306.0 million in 2021 on a year-over-year basis primarily due to a decrease in revenues from certain contracts we secured in the second quarter of 2020 to support government-sponsored COVID-19 related initiatives (the “COVID-19 Business”). These contracts contributed $71.0 million and $114.7 million in revenue in 2021 and 2020, respectively. Excluding the contribution of revenue from our COVID-19 Business, our FA business would have increased approximately 1% on a year-over-year basis. The average bill rate in FA in 2021, excluding the COVID-19 Business, was approximately $38 per hour, which increased 1.0% as compared to 2020. This increase is primarily a result of the mix of business towards more highly skilled assignments as a result of our repositioning efforts.
The September 2021 report published by SIA stated that finance and accounting temporary staffing is expected to experience growth of 16% and 7%, respectively, in 2021 and 2022.
Our Consultants
The vast majority of our consultants are directly employed by Kforce, including domestic and foreign workers sponsored by Kforce, with a smaller number being qualified independent contractors. As the employer of the vast majority of our consultants, Kforce is responsible for the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs. The more pertinent health, welfare and retirement benefits include comprehensive health insurance, workers’ compensation benefits, and retirement plan options. A key ingredient to our overall success is to foster a positive experience for our consultants, which has a direct correlation to consultant retention and redeployment.

We measure the quality of our service to and support of our consultants using staffing industry benchmarks and net promoter score (“NPS”) surveys conducted by a specialized, independent third-party provider. Our consultant and client NPS ratings are well above staffing industry averages and have reached World-Class level as defined by the independent third-party provider. Additionally, we continually seek direct feedback from our consultants, which helps us identify opportunities to refine our services.
In a recent study conducted by SIA, Kforce was ranked as the #1 most recognized brand by information technology consultants.
Industry Overview
We operate in a highly competitive environment. Within the professional staffing industry, it is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. A report published by SIA in 2021 indicated that, in the United States, Kforce is one of the largest publicly-traded specialty staffing firms, the sixth largest technology temporary staffing firm and the third largest finance and accounting temporary staffing firm.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, based on data published by the Bureau of Labor Statistics and SIA. In December 2021, the penetration rate (the percentage of temporary staffing to total employment) remained flat at 1.9% compared to 2020, while the unemployment rate, at 3.9%, was down from 6.7% in December 2020. In addition, the college-level unemployment rate, which we believe serves as a better proxy for professional employment and therefore aligns well with the consultant and candidate population that Kforce most typically serves, was 2.1% in December 2021, which represented a substantial decrease from December 2020. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is significantly lower than the published averages. We believe this speaks to the overall secular drivers of demand in technology, the critical nature of the technology initiatives being driven by our clients, as well as the challenges of finding an adequate supply of qualified talent.
According to the September 2021 SIA report, the technology temporary staffing industry and finance and accounting temporary staffing industry are expected to generate projected revenues of $35.9 billion and $9.0 billion, respectively, in 2022. Based on these projected revenues, our current market share is approximately 3%. Our business strategies are focused on expanding our share of the U.S. temporary staffing industry and investing in our capability to provide higher level IT services and solutions. We believe that the organic investments that we have made in our managed teams and project solutions capabilities over the last several years have expanded Kforce’s total addressable market. Published reports indicate that the addressable market in the technology solutions space is well in excess of $100 billion.
Business Strategies
Our primary objectives are driving long-term shareholder value by achieving above-market revenue growth, making prudent investments to enhance our efficiency and effectiveness within our operating model and significantly improving levels of operating profitability. We believe the following strategies will help us achieve our objectives.
Evolving our Managed Teams and Project Solutions Offerings. Our clients have increasingly been looking for firms such as Kforce to assume a greater level of responsibility in assisting them with their digital transformation efforts. We believe that the total addressable market in the higher-end IT services and solutions market is significantly larger than the traditional technology staff augmentation market. We believe that the use of firms such as Kforce, which can provide cost effective access to highly skilled talent to manage a team of consultants or oversee technology projects, is a significant driver for this increased demand. We are leveraging the longevity of our relationships, primarily with Fortune 1000 companies, and our understanding of existing client needs to provide talent beyond traditional staff augmentation into areas including resource and capacity management as well as managed services and solutions. As an example, for a large national property and casualty insurance provider, we built a unified customer experience, for both policy holders and agents, across all digital distribution and service channels. The outcome was to simultaneously increase customer acquisition and share of wallet, while driving renewal and retention rates in the current book of business. Our efforts resulted in both the desired outcome and the company winning the J.D. Powers award. Another example involves one of the nation’s largest retail-grocers with over 2,000 stores and 325,000 employees. We are providing strategic, digital and technology transformation services to support the streamlining of their full supply chain model with initial focus on supply chain analysis, data governance and mobile application development.
Further Improve the Quality of our Revenue Stream. In addition to the significant progress we have made in evolving our managed teams and project solutions offerings, we are also focused on further improving the quality of our revenue stream through the migration of our FA business towards more highly skilled assignments that are less susceptible to technological disruption. Historically, we have supported professional administrative roles such as customer service, data entry, and call center. We do not intend on focusing our efforts on these, among other types of roles, in 2022 and beyond unless there is a strategic client relationship or other strategic rationale.
Reimagining a More Flexible Work Environment. The results of multiple employee surveys conducted over the last 18 to almost 24 months indicate that our associates have embraced the ingenuity required to work remotely and have been successful in settling into new, productive routines. We continue to make substantial progress in our “Kforce Reimagined” initiative, which is an effort to position Kforce to provide a more flexible hybrid work environment for our associates that was initiated shortly after the onset of the COVID-19 pandemic. We are referring to this new era of Kforce’s work environment as “Office Occasional.” In this new era, our employees will have maximum flexibility and choice in designing their workdays. This approach is rooted in trust and is supported by integrated technology aligned with our evolved operating model. We will have a remote-first approach but encourage our employees to leverage physical office space, when desirable, for activities that are most efficiently done through in-person, active collaboration.

In support of this strategic shift, following the sale of our corporate headquarters campus in May 2021, we signed a long-term lease for our future corporate headquarters in September 2021, which we anticipate occupying in the fourth quarter of 2022. The design of our new space will be modern, open and technology-enabled and will provide a flexible environment for our employees to work effectively, very similar to how we are approaching the design of our field offices.
We expect that the culmination of these efforts will position Kforce as a destination for top talent during a time where there is great disruption in the labor markets.
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
During 2021, we completed the rollout of the initial capabilities within our new talent relationship management (TRM) system, which we expect will better facilitate our delivery strategies and processes and significantly improve our capabilities. Going forward, we expect to continue to make enhancements to our business and data intelligence capabilities. These investments are part of a multi-year effort to significantly upgrade our technology tools, using cloud-based platforms, to equip our associates with improved capabilities to deliver exceptional service to our clients, consultants and candidates and improve the productivity of our associates and the scalability of our organization.
Critical to improving the performance of our associates is the development of a strong management team. A key pillar of our talent development strategy is to provide our leaders with access to the appropriate training and tools to lead their teams effectively. During 2021, we continued investing in an intensive leadership development curriculum. These activities will be ongoing and, we believe, will lead to enhanced leadership capabilities and, thus, higher retention levels of our associates.
During 2021, we engaged an independent third-party consulting firm to assist us in our assessment of our middle and back office capabilities. The results of the assessment work confirmed our belief that we have a tremendous opportunity to fundamentally transform how our back office supports the Firm. We will continue to make investments in this multi-year transformation effort in 2022.
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
We measure our success in building long-lasting relationships with our clients using staffing industry benchmarks and Net Promoter Score (“NPS”) surveys conducted by a specialized, independent third-party provider. Our client NPS ratings are among the highest in the industry and provide helpful insights from our clients on how to continue improving our relationships. We believe long-lasting relationships with our clients is a critical element in revenue growth.
Improving the Job Seeker Experience. Our consultants are a critical component of our business and essential in sustaining our client relationships. In 2021, we were able to utilize our talent community platform through WorkLLama, specifically its referral management capability, to provide us leverage in the timely sourcing of qualified candidates. We believe this seamlessly connects the candidate with the recruiter, which improves the job seeker’s experience and provides a better quality candidate. We are focused on effective and efficient processes and tools to find and attract prospective consultants, matching them to a client assignment and supporting them during their tenure with Kforce. Our success in this regard would be expected to positively influence the tenure and loyalty of our consultants and be their employer of choice, thus enabling us to deliver the highest quality talent to our clients.
We measure the quality of our service to and support of our consultants using staffing industry benchmarks and NPS surveys conducted by a specialized, independent third-party provider. Our consultant NPS ratings, similar to our client ratings, are among the highest in the industry. We continually seek direct feedback from our consultants, which helps us identify opportunities to refine our services.
Competition
We operate in a highly competitive and fragmented staffing industry comprised of large national and local staffing and solutions firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. Within our managed teams and project solutions offerings, we also face competition from global, national and regional accounting, consulting and advisory firms and national and regional strategic consulting and systems implementation firms. We believe that our boundaryless reach within the U.S., physical presence in larger markets, concentration of service offerings in areas of greatest demand (especially technology), national delivery teams, centralized delivery channels for foreign consultants, including those obtained via the H-1B visa program that optimizes distribution and strengthens compliance, longevity of our brand and reputation in the market, along with our dedicated compliance and regulatory infrastructure, all provide a competitive advantage.
Many clients utilize Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) for the management and procurement of our services. Generally, MSPs and VMOs standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMSs are also offered through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees ranging from 1% to 4% of revenue. In addition, the aggregation of services by MSPs for their clients into a single program can result in significant buying power and, thus, pricing power. Therefore, the use of MSPs by our clients has, in certain instances, resulted in margin compression, but has also led to incremental client share through our client’s vendor consolidation efforts. Kforce does not currently provide MSP or VMO services directly to our clients; rather, our strategy has been to work with MSPs, VMOs and VMS providers that enable us to better extend our services to current and prospective clients.
We believe that the principal elements of competition in our industry are differentiated offerings, reputation, ability of consultants to work on assignments with innovative and leading companies, the availability and quality of associates, consultants and candidates, level of service, effective monitoring of job performance, scope of geographic service, types of service offerings and compliance orientation. To attract consultants and candidates, we emphasize our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility and permanent placement opportunities, all of which are important to Kforce being the employer of choice. Because individuals pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals and focus on our consultant relationship objectives. Additionally, in certain markets, from time to time we have experienced significant pricing pressure as a result of our competitors’ pricing strategies, which may result in us not being able to effectively compete or choosing to not participate in certain business that does not meet our profitability standard.
Regulatory Environment
Staffing and solutions firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship, such as wage and hour regulations, tax withholding and reporting, immigration/H-1B visa regulations, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements; and (3) worker classification regulations.
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
Human Capital Management and Environmental, Social and Governance (“ESG”) Matters
Core Values
At the heart of Kforce, as an organization, is a deep understanding of and unwavering commitment to our core values. As we drive toward one shared vision, we refreshed our core values during 2021, to embody our unique perspectives, our dedication to doing what’s right and creating positive social change. Our Core Values are:
•INTEGRITY: Act with intention. Keep promises. Take responsibility.
•EXCELLENCE: Embrace competition. Succeed together. Go for the win.
•COMPASSION: Respect others. Nurture relationships. Spread kindness.
•UNITY: Encourage collaboration. Support each other. Pursue a shared vision.
•ADAPTABILITY: Champion innovation. Stay curious. Consider the uncommon.
•COURAGE: Dare to fail. Speak openly. Dream big.
•FUN: Be yourself. Laugh often. Enjoy the journey.
Commitment to Values and Ethics through Governance
Along with our core values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for associates to make appropriate decisions. Our Code of Conduct covers topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting violations. Our associates receive training on our Code of Conduct and must acknowledge their understanding and certify compliance annually. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline). Our executive officers and leaders maintain “open door” policies and any form of retaliation is strictly prohibited. We take all reports of suspected violations and unethical behavior seriously and take appropriate actions to immediately address such situations.
Employees and Personnel
As of December 31, 2021, Kforce employed approximately 2,000 associates, including roughly 1,300 supporting the revenue-generating aspects of our business and approximately 700 supporting the revenue-enabling aspects. We also had approximately 11,000 consultants on assignment with our clients with more than 80% of these consultants employed directly by Kforce. As the employer, Kforce is responsible for the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs relating to our employees. The more pertinent health, welfare and retirement benefits provided to employees and consultants employed directly by us include:

comprehensive health insurance, workers’ compensation benefits and retirement plan options. Additionally for our associates and certain consultants, we provide paid leave. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans of our employees to organize.
Health and Well-Being
The success of our business is fundamentally connected to the well-being of our employees and consultants. Accordingly, we are committed to their health, safety and wellness. We provide our employees and consultants and their families with access to a variety of flexible and convenient health and wellness programs. Some of these programs are part of our thoughtful and comprehensive response to the COVID-19 pandemic as well as those that support the physical and mental health of our employees by providing tools and resources that each employee can use to improve or maintain their health. The measures that we have undertaken include: requiring our associates to work remotely since March 2020; maintaining regular communications from our executives regarding impacts of the COVID-19 pandemic; enhancing our health and wellness offerings to include a digital self-care platform to help our associates with any mental health concerns; investing in technologies and tools to improve the effectiveness of our associates while working remotely; and improving our associate outreach efforts to detect and try to address any challenges or needs of our associates.
We believe that our future “Office Occasional” work environment has provided our associates maximum flexibility and choice in designing their workdays; thus, additionally contributing to their health and well-being. Consistent with our management philosophy at Kforce, this was anything but a top-down initiative. Rather, this was driven by our associates and has proven to be successful because we empowered our team with a strong voice by conducting continuous pulse checks, surveys, town hall sessions and other collaborative voice of the associate avenues. Our future work environment is rooted in trust and is supported by integrated technology aligned with our evolved operating model.
Talent Management and Leadership Development
Wherever possible, we strive to identify, train and develop talent from within to help ensure that we maintain a consistent operating model, proactive planning, and employee engagement. A core objective is to sustain our current leadership development activities through further advanced training and comprehensive certification for new leaders. Given our goal is to be a destination employer for top talent, we are also focused on efficiently onboarding new associates into our Firm. We are leaning heavily into remote leadership tools and techniques as well as concepts centered on making lasting connections based on trust, compassion and empathy. This approach has yielded an understanding that the Kforce culture and leaders will put safety, wellness and family first.
Among our key initiatives has been our:
•Leadership Development Program, led by an independent third-party specialist, which is aimed at building the skills necessary to nurture strong relationships, maintain accountability and enhance productivity among all leadership categories in the Firm;
•Engagement with an independent organizational psychologist to facilitate 360 degree assessments for our executive leadership team;
•Several multi-day leadership conferences supported by Kforce leaders and supplemented by online tools and resource libraries; and
•Inclusive leadership training.

Our talent management activities also include, but are not limited to, conducting the following activities:
•Periodic performance appraisals to promote engaging and productive communications between leaders and their team members about performance, career progression and advancement opportunities;
•Calibration sessions during the performance appraisal process to help ensure consistency in assigning appraisal ratings;
•Comprehensive internal talent pipeline (performance/potential) to assess opportunities for our talent across the Firm and for succession planning purposes; and
•Goal setting and development discussions using a consistent template to ensure our leaders and associates are aligned on career and development goals, as well as opportunities for growth and improvement.
Kforce has continued to conduct check-in surveys during the pandemic to monitor wellness and enablement of our associate population. To take that even further, we will be investing more comprehensively into the full employee experience as our office occasional work environment continues to take shape. We have purchased software to run employee lifecycle surveying throughout the Kforce employee experience. A key objective will be to use employee data and sentiment to proactively address engagement indicators.
Upcoming activities include, but are not limited to:
•Full-scale employee engagement dashboard;
•Automated exit surveys;
•Lifecycle (stay) interviews;
•Employee engagement surveys; and
•Pulse surveying, as needed.
Information gathered from these upcoming activities will be useful to Kforce management, and to the extent relevant to our Board of Directors’ oversight responsibilities, in developing future goals and objectives pertaining to our talent management strategies.

Diversity, Equity and Inclusion Program
Kforce’s diversity, equity and inclusion (“DE&I”) program has the mission of leveraging our core values and culture in further promoting an authentic culture of diversity, equity and inclusion at Kforce.
In 2021, Kforce advanced its objectives around building an increasingly robust pipeline of diverse candidates, enhancing our supplier diversity practices, and instituting training programs to meet the mission and objectives of our DE&I program. An objective in 2022 is to launch internal “listening sessions,” which will be completed by an external expert to collect and analyze details on associates’ sentiment regarding inclusion and belonging. Information gathered during this process will greatly influence our programming decisions moving forward.
Our other DE&I activities also include, but are not limited to, the following:
•Reviewing third-party analysis of internal demographics, progression and pay-equity practices and studies;
•The creation of an internal DE&I Council;
•Initiating a program to improve pipeline by leveraging geo-base tracking, digital canvasing, job board aggregators and niche partnerships with diverse organizations;
•Publishing an internal DE&I Resource Center (Website);
•Consistently conducting ongoing cultural celebrations; and
•Execution of an ongoing DE&I learning journey for our associates that includes programs such as emotional intelligence and unconscious bias modules.
Our commitment to DE&I goes beyond our partnerships and our Firm. From speaking engagements to career fairs to the charities we support, we actively participate in communities nationwide with a goal of doing our part in building a better tomorrow for the workforce today.
Environmental
As a domestic talent solutions provider, Kforce does not produce or manufacture any products or materials and therefore our direct impact on the environment is relatively small. In addition, we are in the early stages of considering what risks and opportunities climate change may present to our business more broadly.
Notwithstanding our relatively nominal direct environmental impact, we are dedicated to promoting internal operational sustainability initiatives and keeping our ecological footprint to a minimum. As such, we were able to take advantage of more impactful opportunities using actions implemented during the COVID-19 pandemic. Since March 2020, all of our employees have been working remotely. In addition, the “office occasional” work environment that we have defined for Kforce requires significantly less square footage and less commuting than our pre-pandemic work environment, resulting in a reduced carbon footprint. As noted previously, we have already reduced the number of physical offices from 51 (leased and owned) pre-pandemic to 36 leased offices currently. The reduction in the number of our offices and migration of our offices to our office occasional environment is expected to reduce our overall square footage to be at least 60% to 70% lower than pre-pandemic levels. These actions, which we expect to continue even after the pandemic has subsided, have dramatically reduced the environmental impact of employees’ commutes and the consumption of energy; thereby, decreasing our carbon footprint. We have also been able to reduce certain business travel by using virtual and collaborative tools whenever possible, further limiting our ecological impact. Kforce is committed to enhancing its environmental protection measures and continuing to promote an eco-friendly culture both internally and in the communities it serves.
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
The COVID-19 economic and health crisis (including all of its variants) has impacted and may continue to impact many of our clients’ business operations due to reduced demand in their businesses, which in some cases was caused by government-mandated or voluntary closures, or due to initiatives to reduce costs or preserve cash, thereby decreasing demand for our services and/or adversely affecting our profitability or our ability to timely collect our accounts receivable.
More specifically, we have experienced and may experience in the future, among other impacts, a reduction or elimination of consultants on previous projects and assignments, selective reduction in bill rates, extended payment terms and temporary furloughs for consultants. We have also experienced and may experience in the future a decrease in our leading indicators, such as job orders for assignments and direct hire placements due to hiring freezes. Additionally, our employees, consultants and independent contractors may be, and have been, impacted by the occurrence of these types of events, or we may face difficulties complying with regulations temporarily modified to account for virtual or remote work by these individuals, or difficulties in sourcing or onboarding these individuals, including slowdowns in critical processes such as interviewing, I-9 verification, background checks, or other compliance processes, which could impair our ability to serve our clients or respond timely to their needs, or could expose us to compliance risk and/or penalties. The occurrence of these types of events has resulted in, and may result in further, worker absences, lower billable hours, travel restrictions on our employees or other disruptions to our business. The potential adverse effects on our operations could result in an event of default under our credit facility covenants, which might require us to seek alternative sources of financing, which may not be available on as favorable of terms or at all.
The COVID-19 economic and health crisis continues to be fluid and uncertain, and the ultimate impact of COVID-19 on our operations and financial performance in future periods, remains uncertain and will depend on future COVID-19 related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infections or potential new variants, the effectiveness of COVID-19 vaccines and the impacts of implementation of any vaccine mandates, and related government actions to prevent and manage disease spread, all of which continue to be uncertain and cannot be predicted. As a result, we cannot forecast the full impact of COVID-19, but it could materially affect our business, financial position, results of operation, and/or cash flows in the future.
Risks Related to Our Business
New business strategies and initiatives may have an adverse effect on our business.
We expect to further enhance the quality of our revenue stream by migrating our FA business to focus on higher-value skill areas and investing in the growth of our managed teams and project solutions offerings. New business strategies and initiatives, such as these, can be distracting to our management team and associates and can also be disruptive to our operations. New business initiatives could also involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our expected return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. These events could cause material harm to our business, operating results or financial condition.
Kforce may not be able to recruit and retain qualified consultants and candidates.
Kforce depends upon the abilities of its staff to attract and retain consultants and candidates, particularly in technology disciplines, who possess the skills and experience necessary to meet the requirements of our clients. We must continually evaluate and upgrade our methods of attracting qualified consultants and candidates to keep pace with changing client needs and emerging technologies. We expect significant competition for individuals with proven technical or professional skills to continue or increase for the foreseeable future. The supply of available consultants and candidates has been constrained during this economic recovery, especially in our Technology business. If qualified individuals are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.
Kforce faces significant employment-related legal risk.
Kforce employs people primarily in the workplaces of our clients (except during the pandemic, our consultants have been mostly remote). Inherent risks in our business include possible claims of or relating to: discrimination and harassment; wrongful termination; violations of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violations of wage and hour requirements and other labor laws; employment of illegal aliens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. In some situations, as a practical matter, we may not be in control of the work environment. Additionally, in some circumstances, we are contractually obligated to indemnify our clients against such risks. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of defense costs, monetary damages or fines that may be significant, discontinuation of client relationships or other material adverse effects on our business. To reduce our exposure, we maintain policies, procedures and guidelines to promote compliance with laws, rules, regulations and best practices applicable to our business. Even claims without merit could cause us to incur significant expense or reputational harm. We also maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability and general liability in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime-eligible workers and/or failure to pay overtime-eligible workers for all hours worked. We are a defendant in purported class actions asserting such claims.
Declines in business or a loss of our major client accounts could have a material adverse effect on our revenues and financial results.
Part of our business strategy includes enhancing our service offerings and relationships with larger consumers of our services, which is intended to provide relative durability to our revenue stream during adverse economic environments and enable us to more profitably grow our revenues. However, it also creates the potential for concentrating a significant portion of our revenues among our largest clients and exposes us to increased risks arising from decreases in the volume of business from, the pricing of business with, or the possible loss of business with these clients. Organizational changes occurring within those clients, or a deterioration of their financial condition or business prospects, or a change in their business strategies could reduce their need for our services and result in a significant decrease in the revenues we derive from those clients, which could have a material adverse effect on our financial results.

Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people internally, in the workplace of other businesses, and/or remotely from home is that many of these individuals have access or may gain access to information systems and confidential information. The risks of such activity include possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, personally identifiable information, funds, or other property; data privacy or cybersecurity breaches affecting our clients and/or us; or other acts. Misconduct by our employees could include intentional or unintentional failures to comply with federal government regulations, engaging in unauthorized activities, or improper use of our clients’ sensitive or classified information, potentially in collusion with third parties, which could result in regulatory or criminal sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect any such misconduct may not be effective in controlling such risks or losses, which could have a material adverse effect on our business.
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
Kforce is highly dependent on its management team and expects that continued success will depend largely upon their efforts, expertise and abilities. The loss of the services of any key executive for any reason could have a material adverse effect on Kforce. To attract and retain executives and other key employees (particularly management, client servicing, and consultant and candidate recruiting employees) in a competitive marketplace, we must provide a competitive compensation package, including a mix of cash-based and equity-based compensation. Kforce expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss or any sustained attrition of our key operating employees could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.
Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients looking to outside providers to support their talent needs.
Due to limited barriers to entry for new competitors, the competition among staffing and solutions firms is intense and we face significant competition in the markets we serve. Kforce competes for potential clients with large national and local staffing firms and national and regional advisory firms that offer both solutions and staffing services. Some of our clients increasingly rely upon internal recruiting functions. Some of our competitors possess substantially greater resources than we do and others may develop new and unique technologies. From time to time, we experience significant pressure from our clients to reduce price levels due to competition. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fulfill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally, particularly if regulatory burdens are reduced. Additionally, many clients are retaining third parties to provide vendor management services, which may subject us to greater risks or lower margins.
Impairment charges related to our joint venture investment could materially and adversely affect Kforce, including our results of operations in the period for which the charge occurs.

We periodically evaluate the recoverability of the carrying value of our joint venture investment. Management’s estimate of the fair value of an investment is based on the income approach and/or market approach. For the income approach, we utilize estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilize market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. These key assumptions are subjective in nature and could differ materially from actual results. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Any future impairment could materially and adversely affect us, including our results of operations in the period in which the charge is taken.

Risk Related to Cybersecurity and Technology
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
In the ordinary course of our business, we collect and retain personal information of our associates and consultants and their dependents, and our customers. We are also regularly subjected to cyberattacks and the number and sophistication of such cyberattacks continue to increase. Cyberattacks or other breaches of network or information technology used by our associates and consultants, as well as risks associated with compliance on data privacy, could adversely impact our systems, services, operations, financial results and reputation with clients and potential clients. These attacks include, but are not limited to, attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While we have policies, procedures and systems in place to detect, prevent and deter cyberattacks or other breaches of our networks, and, although we have not experienced a data breach, techniques used to obtain unauthorized access or cause system interruption change frequently and may not immediately produce signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
Kforce is dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of Kforce’s daily operations, perhaps most significantly, in the identification and matching of resources to client assignments and in the client billing and consultant or vendor payment functions. Kforce’s information systems may not perform as expected and are vulnerable to damage or interruption including natural disasters, fire or casualty, theft, technical failures, terrorist acts, cybersecurity breaches, power outages, telecommunications failures, physical or software intrusions, computer viruses, employee errors or other events. While many of our systems are cloud-based, certain of our systems are still on premise. Our corporate headquarters and data center are located in a hurricane-prone area. Although we have disaster recovery systems for most key information systems, this makes us reliant on third-party providers for the restoration of these systems. Failure or interruption of our critical information systems may require significant additional capital and management resources to resolve, which could have a material adverse effect on our business. Additionally, many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to Kforce as those associated with our internal systems. We seek to reduce these risks by performing vendor due diligence procedures prior to engaging with any third-party vendor who will have access to sensitive data. Additionally, we require audits of the relevant third parties’ information technology processes on an annual basis. However, there can be no assurance that such parties will not experience cybersecurity breaches that could adversely affect our employees, customers and businesses or that our audit or diligence processes will successfully deter or prevent such breach.
Risks Related to Legal, Compliance and Regulatory Matters
Kforce may be adversely affected by immigration restrictions and reform.
Our Technology business utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. The H-1B visa classification that enables U.S. employers to hire qualified foreign nationals is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by the recent change in administration, other political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. The U.S. Citizenship and Immigration Service (“USCIS”) continues to closely scrutinize companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s subcontractors and has issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State,

which have recently increased enforcement activities in the program. Vigorous enforcement and/or legislative or executive action relating to immigration could adversely affect our ability to recruit or retain foreign national consultants, and consequently, reduce our supply of skilled consultants and candidates and subject us to fines, penalties and sanctions, or result in increased labor and compliance costs.
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
We have a credit facility consisting of a revolving line of credit of up to $200.0 million, subject to certain limitations. Borrowings under the credit facility are secured by substantially all of the tangible and intangible assets of the Firm, and certain other designated collateral.
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
Risks Related to Our Industry
The U.S. professional staffing and solutions industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for our services, generally speaking, can be significantly affected by the general level of economic activity and employment in the U.S. Even in a strong demand environment, without significant uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulties in forecasting the strength of economic cycles, availability of consultants and candidates and the short-term nature of many of our agreements. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of consultants before laying off permanent employees. In addition, an economic downturn could result in an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Any substantial economic downturn, including an environment with significant inflationary pressures, in the U.S. or global impact on the U.S. could have a material adverse effect on our business, financial condition and operating results.
Kforce may be adversely affected by government regulation of our business and of the workplace.
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
Risk Related to Government Contracts
Significant loss or suspension of our facility security clearances with the federal government could lead to a reduction in our revenues, cash flows and operating results.
We act as a subcontractor to the U.S. federal government and many of its agencies. Some government subcontracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, a government agency client may terminate the subcontract or decide not to renew it upon its expiration. In addition, a security breach by us could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for federal government clients.
General Risk Factors
New business initiatives and strategic changes may divert management’s attention from normal business operations, which could have an adverse effect on our performance.
New business initiatives and strategic changes in the composition of our business mix can be a diversion to our management’s attention from other business concerns and could be disruptive to our operations, which could cause our business and results of operations to suffer materially. Acquisitions and new business initiatives could involve significant unanticipated challenges and risks, including that: they may not advance our business strategy; we may not realize our anticipated return on our investment; we may lose key personnel; we may incur and/or retain unforeseen liabilities; we may experience difficulty in implementing initiatives or integrating acquired operations; and management's attention may be diverted from our other businesses. These events could have a material adverse effect on our business, operating results or financial condition.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. If our management is unable to certify the effectiveness of our internal controls, including those over our third-party vendors, our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could cause our stock price to decline.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.     PROPERTIES.
As of December 31, 2021, we lease approximately 290,000 square feet of total office space in 36 offices located throughout the U.S., with remaining lease terms ranging from two to ten years, although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year. During the three months ended September 30, 2021, we entered into a lease agreement for approximately 22,000 square feet of office space in Tampa, Florida, which will become our new corporate headquarters. This new lease for office space is intended to replace our current headquarters, also in Tampa, Florida, which we have sold and leased back from the new owners, the lease for which expires in November 2022. The new lease has not yet commenced but we expect to occupy the new office space in the fourth quarter of 2022.
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
PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Holders of Common Stock
Our common stock trades on the NASDAQ using the ticker symbol “KFRC”. As of February 23, 2022, there were 149 holders of record.
Purchases of Equity Securities by the Issuer
In March 2020, the Board approved an increase in our stock repurchase authorization bringing the then-available authorization to $100.0 million. In February 2022, the Board approved another increase in our stock repurchase authorization bringing the available authorization from $30.1 million to $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	29,817	$63.11	24,903	$38,467,169
November 1, 2021 to November 30, 2021	1,741	$78.24	—	$38,467,169
December 1, 2021 to December 31, 2021	257,842	$75.34	114,368	$30,094,476
Total	289,400	$74.10	139,271	$30,094,476
(1) Includes 4,914 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period October 1, 2021 to October 31, 2021.
(2) Includes 1,741 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period November 1, 2021 to November 30, 2021.
(3) Includes 143,474 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period December 1, 2021 to December 31, 2021.
ITEM 6.         RESERVED.
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

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights for 2021, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.
•Revenue for the year ended December 31, 2021, increased 13.9%, per billing day, to $1.58 billion in 2021 from $1.40 billion in 2020. Revenue per billing day increased 22.3% in our Technology business and decreased 11.4% in our FA business.
•Flex revenue increased 13.1%, per billing day, to $1.53 billion in 2021 from $1.36 billion in 2020. Flex revenue increased 21.7%, per billing day, for Technology and decreased 14.0%, per billing day, for FA. During 2020, we secured contracts to support government-sponsored COVID-19 related initiatives that benefited our FA business with $71.0 million and $114.7 million in revenues for the years ended December 31, 2021 and 2020, respectively. Excluding revenues from the COVID-19 Business for both periods, our FA Flex business would have declined 1.5% in 2021 on a year-over-year, billing day basis.
•The momentum in our Technology business built as 2021 progressed with solid sequential growth each quarter in 2021, resulting in 32.0% growth in the fourth quarter of 2021 on a year-over-year billing day basis.
•Direct Hire revenue, per billing day, increased 49.3% to $49.8 million in 2021 from $33.6 million in 2020.
•Gross profit margin increased 60 basis points to 28.9% in 2021 due primarily to an increased mix of Direct Hire revenue. Flex gross profit margin was flat at 26.6% for both 2021 and 2020. Flex gross profit margin was flat for Technology and increased 30 basis points for FA.
•SG&A expenses as a percentage of revenue for the year ended December 31, 2021, decreased to 21.9% from 22.2% in 2020. The decrease is primarily related to leverage gained from our revenue growth, associate productivity improvements, lower real estate spend due to our reduced office footprint, a decline in our credit expense and a gain on the sale of our corporate headquarters.
•Net income for the year ended December 31, 2021, increased 34.2% to $75.2 million, or $3.54 per share, from $56.0 million, or $2.62 per share, in 2020.
•The Firm returned $74.5 million of capital to our shareholders in the form of open market repurchases totaling $54.4 million, or 0.9 million shares, and quarterly dividends totaling $20.1 million during the year ended December 31, 2021.
•We ended the year with $3.0 million of net debt as of December 31, 2021, compared to net cash of approximately $3.5 million as of December 31, 2020, given that we returned approximately 100% of our operating cash flows to our shareholders.
•Cash provided by operating activities was $72.9 million during the year ended December 31, 2021, compared to $109.2 million for 2020. This decrease is primarily due to the deferral of $38.6 million in payroll taxes as a result of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) in 2020, of which $19.3 million was paid in 2021.
RESULTS OF OPERATIONS
Certain discussions of the changes in our results of operations from the year ended December 31, 2020, as compared to the year ended December 31, 2019, have been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.
In 2020, the U.S. and global macro-economic environments were severely impacted by the COVID-19 economic and health crisis. Certain sectors of the U.S. economy were more acutely impacted by this crisis, such as the hospitality, transportation, retail, entertainment, health services and manufacturing sectors. We generate revenue within each of these sectors of the U.S. economy although our top three industries are financial services, business services and telecommunications, which were not as acutely impacted by this crisis.
Despite certain adverse effects to our business due to the abrupt economic disruption from the COVID-19 economic and health crisis and related governmental rules and regulations, we delivered strong results in 2020 and again in 2021, especially in our Technology business, with a year-over-year decline of only approximately 1% in 2020 and solid growth of approximately 22% in 2021, both of which significantly exceeded the market expectation per SIA. As we expected, we were successful in significantly outpacing the decline in revenues from our COVID-19 Business (declined $43.7 million) with a higher-quality Technology revenue stream (up $224.3 million). While the business climate related to the COVID-19 economic and health crisis, along with related governmental legislation (including that which is aimed at stimulating the economy), is still extremely fluid, we are well-positioned to and expect to continue capturing additional market share in our Technology business and delivering strong operating results to our shareholders in 2022.

The following table presents certain items in our Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue for the years ended:

	DECEMBER 31,
	2021	2020	2019
Revenue by segment:
Technology	80.6%	75.1%	78.5%
FA	19.4	24.9	21.5
Total Revenue	100.0%	100.0%	100.0%
Revenue by type:
Flex	96.9%	97.6%	96.5%
Direct Hire	3.1	2.4	3.5
Total Revenue	100.0%	100.0%	100.0%
Gross profit	28.9%	28.3%	29.3%
Selling, general and administrative expenses	21.9%	22.2%	23.3%
Depreciation and amortization	0.3%	0.4%	0.4%
Income from operations	6.7%	5.7%	5.6%
Income from continuing operations, before income taxes	6.3%	5.4%	5.3%
Income from continuing operations	4.8%	4.0%	4.0%
Income from discontinued operations, net of tax	—%	—%	5.7%
Net income	4.8%	4.0%	9.7%
Revenue. The following table presents revenue by type for each segment and percentage change from the prior period for the years ended December 31 (in thousands):

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Technology
Flex revenue	$1,247,560	20.8%	$1,032,901	(0.4)%	$1,037,380
Direct Hire revenue	26,381	57.7%	16,727	(18.3)%	20,479
Total Technology revenue	$1,273,941	21.4%	$1,049,628	(0.8)%	$1,057,859
FA
Flex revenue	$282,597	(14.7)%	$331,196	26.3%	$262,307
Direct Hire revenue	23,384	38.6%	16,876	(38.0)%	27,221
Total FA revenue	$305,981	(12.1)%	$348,072	20.2%	$289,528

Total Flex revenue	$1,530,157	12.2%	$1,364,097	5.0%	$1,299,687
Total Direct Hire revenue	49,765	48.1%	33,603	(29.6)%	47,700
Total Revenue	$1,579,922	13.0%	$1,397,700	3.7%	$1,347,387
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, per billing day, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020
Billing days	61	64	64	63	62
Technology Flex	31.0%	28.9%	20.9%	6.3%	0.8%
FA Flex	(28.9)%	(41.3)%	2.7%	26.4%	26.0%
Total Flex	16.6%	9.1%	16.3%	10.2%	5.9%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.

Flex revenue for our Technology business increased approximately 22%, per billing day, during the year ended December 31, 2021, as compared to the same period in 2020. The increase was driven principally by a higher number of consultants on assignment, which have improved consistently since June 2020 (our lowest point during the COVID-19 pandemic). This growth in consultants on assignment was primarily due to the strong secular drivers of demand, the strength of our client portfolio (that being comprised of primarily Fortune 1000 companies), our concentration in higher-end technology skills, and solid execution. We believe the secular drivers of demand in technology have only strengthened post-pandemic as companies continue to invest significantly in technology to improve their consumer’s experience, gain cost efficiencies and stay relevant in an increasingly competitive environment. Assuming a stable demand and macro environment, we expect growth in our Technology business in 2022 of at least 15%.
Our FA business experienced a decrease in Flex revenue, per billing day of 14.0% during the year ended December 31, 2021, as compared to the same period in 2020, primarily driven by a $43.7 million decrease in the COVID-19 Business. Excluding this decline, FA Flex revenues declined 1.5% in 2021, per billing day, as a result of a strategic decision to focus our FA business towards more highly-skilled roles. Excluding the negative impact of the elimination of COVID-19 Business and runoff of FA business in lower skilled areas, we expect Flex revenue in our FA business to grow in the low to mid-single digit range in 2022.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2021 vs. 2020		2020 vs. 2019
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$177,865	$(63,558)	$(41,950)	$91,662
Bill rate	35,242	15,167	42,088	(22,396)
Billable expenses	1,552	(208)	(4,617)	(377)
Total change in Flex revenue	$214,659	$(48,599)	$(4,479)	$68,889
The following table presents total Flex hours billed by segment and the percentage change over the prior period for the years ended December 31 (in thousands):

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Technology	15,329	17.3%	13,070	(4.1)%	13,625
FA	7,768	(19.2)%	9,615	35.0%	7,120
Total Flex hours billed	23,097	1.8%	22,685	9.4%	20,745
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 49.3%, per billing day, during the year ended December 31, 2021, as compared to the same period in 2020, primarily driven by a significant increase in both the number of placements and fees, as the economic environment has strengthened and competition for talent has increased. We expect Direct Hire revenues to grow in 2022 in the mid to high single-digit range in 2022.
The following table presents the key drivers for the change in Direct Hire revenue over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2021 vs. 2020		2020 vs. 2019
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - number of placements	$6,764	$4,537	$(4,331)	$(10,636)
Placement fee	2,890	1,971	579	291
Total change in Direct Hire revenue	$9,654	$6,508	$(3,752)	$(10,345)
The following table presents the total number of placements by segment and percentage change over the prior period for the years ended December 31:

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Technology	1,219	40.4%	868	(21.2)%	1,101
FA	1,492	26.9%	1,176	(39.1)%	1,930
Total number of placements	2,711	32.6%	2,044	(32.6)%	3,031

The following table presents the average fee per placement by segment and percentage change over the prior period for the years ended December 31:

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Technology	$21,642	12.3%	$19,271	3.6%	$18,604
FA	$15,671	9.2%	$14,351	1.8%	$14,103
Total average placement fee	$18,356	11.7%	$16,440	4.5%	$15,738
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) for each segment and percentage change over the prior period for the years ended December 31:

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Technology	27.9%	1.1%	27.6%	(0.4)%	27.7%
FA	33.0%	7.8%	30.6%	(13.1)%	35.2%
Total gross profit percentage	28.9%	2.1%	28.3%	(3.4)%	29.3%
Total gross profit percentage increased 60 basis points for the year ended December 31, 2021, as compared to the same period in 2020, primarily driven by an increased mix of Direct Hire revenue.
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
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the years ended December 31:

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Technology	26.4%	—%	26.4%	0.4%	26.3%
FA	27.4%	1.1%	27.1%	(4.9)%	28.5%
Total Flex gross profit percentage	26.6%	—%	26.6%	(0.4)%	26.7%
Overall, our Flex gross profit percentage for the year ended December 31, 2021, as compared to the same period in 2020, was flat. We have seen good stability in our Technology Flex gross margins over the last several years as the benefit from higher growth in our managed teams and project solutions business, which carries a higher margin profile, has offset any spread compression in the remainder of our Technology business.
FA Flex gross profit margins increased 30 basis points for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to a lower mix of lower margin COVID-19 Business and spread improvements due to the repositioning of this business in higher skilled areas. These benefits more than offset higher healthcare costs.
We expect spreads to be relatively stable in our Technology business and for spreads in our FA business to benefit further from the elimination of revenues from the COVID-19 Business and the repositioning efforts in 2022.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2021 vs. 2020		2020 vs. 2019
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact	$56,734	$(13,152)	$(1,177)	$19,655
Profitability impact	(137)	1,033	1,669	(4,864)
Total change in Flex gross profit	$56,597	$(12,119)	$492	$14,791
Kforce continues to focus on effective pricing and optimizing the spread between bill rates and pay rates. We believe this will serve over time to obtain the optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 85.4%, 83.0% and 83.1% of SG&A for the years ended December 31, 2021, 2020 and 2019, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance.
The following table presents certain components of SG&A as a percentage of total revenue for the years ended December 31 (in thousands):

	2021	% of Revenue	2020	% of Revenue	2019	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$295,187	18.7%	$257,802	18.4%	$261,185	19.4%
Other (1)	50,534	3.2%	52,911	3.8%	52,982	3.9%
Total SG&A	$345,721	21.9%	$310,713	22.2%	$314,167	23.3%
(1) Includes items such as bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 30 basis points in 2021, as compared to 2020 due to (a) leverage gained from our revenue growth, (b) the recognition of a $2.0 million gain from the sale of our corporate headquarters in 2021, (c) declines in credit expense in 2021 due to a lower estimated risk of default resulting from the strength in the quality of our accounts receivable portfolio, and (d) reductions in lease and office expenses. These benefits were partially offset by higher performance-based compensation given the strength in our 2021 financial performance and the accrual of a tentative legal settlement of $3.3 million.
The Firm continues to focus on improving the productivity of our associates and generating increased operating leverage as revenues grow.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31 (in thousands):

	2021	Increase (Decrease)	2020	Increase (Decrease)	2019
Fixed asset depreciation (includes finance leases)	$2,822	(30.7)%	$4,073	(17.4)%	$4,929
Capitalized software amortization	1,678	42.0%	1,182	5.4%	1,121
Total Depreciation and amortization	$4,500	(14.4)%	$5,255	(13.1)%	$6,050
The decrease in depreciation primarily results from the completion of the sale of our corporate headquarters in May 2021.
Other Expense, Net. Other expense, net was $7.4 million in 2021, $5.0 million in 2020 and $3.4 million in 2019. Other expense, net consists primarily of (a) our proportionate share of the loss from WorkLLama, LLC (WorkLLama), (b) an expense related to the termination of our SERP in 2021 and (c) interest expense related to outstanding borrowings under our credit facility.
During the years ended December 31, 2021 and 2020, we recognized $2.5 million and $1.7 million, respectively, related to our share of losses from WorkLLama and an expense of $1.8 million in 2021 related to the termination of our SERP. Refer to Note 13 - “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the termination of our SERP.
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
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” for continuing operations) for the years ended December 31, 2021, 2020 and 2019 were 24.3%, 25.5% and 23.6%, respectively.
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
On June 7, 2019, Kforce completed the sale of all of the issued and outstanding stock of TFX to an unaffiliated third party for a cash purchase price of $18.4 million less a post-closing working capital adjustment of $0.7 million. Our gain on the sale of TFX, net of transaction costs, was $7.0 million. Total transaction costs were $2.2 million, which primarily includes legal and broker fees and transaction bonuses. Due to the sale of TFX, we finalized the settlement of a contingent consideration liability related to the acquisition of TFX in 2014 and paid $0.6 million during the year ended December 31, 2020.
The effective tax rates for discontinued operations, including the gain on sale of discontinued operations, for the year ended December 31, 2019, was 4.4%. There was no activity relating to discontinued operations in 2021 or 2020. The GS effective tax rate for 2019 was low because of the minimal income tax obligation for the sale of KGS due to the efficient tax structure of the transaction.
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow”, a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, repurchasing common stock, paying dividends or making acquisitions. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to, but not as a replacement for, our Consolidated Statements of Cash Flows. Free cash flows include results from discontinued operations for the year ended December 31, 2019.
The following table presents Free Cash Flow (in thousands):

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
Net income	$75,177	$56,039	$130,862
Non-cash provisions and other	30,188	27,582	(51,650)
Changes in operating assets/liabilities	(32,467)	25,538	(12,595)
Net cash provided by operating activities	72,898	109,159	66,617
Capital expenditures	(6,441)	(6,475)	(10,359)
Free cash flow	66,457	102,684	56,258
Equity method investment	(9,000)	(4,000)	(9,000)
Change in debt	—	35,000	(6,800)
Repurchases of common stock	(66,210)	(35,613)	(124,453)
Cash dividends	(20,120)	(16,787)	(16,608)
Net proceeds from the sale of assets held for sale	23,742	3,548	122,544
Other	(1,366)	(1,177)	(2,222)
Change in cash and cash equivalents	$(6,497)	$83,655	$19,719
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before income from discontinued operations, net of tax, depreciation and amortization, gain on sale of corporate headquarters, stock-based compensation expense, interest expense, net, income tax expense, legal settlement expense, SERP termination expense and loss from equity method investment. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations. Management believes it is useful information to investors as it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is susceptible to varying calculations, and as presented, may not be comparable to similarly titled measures of other companies.
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

The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
Net income	$75,177	$56,039	$130,862
Income from discontinued operations, net of tax	—	—	76,296
Income from continuing operations	75,177	56,039	54,566
Depreciation and amortization	4,500	5,255	6,050
Gain on sale of corporate headquarters	(2,051)	—	—
Stock-based compensation expense	13,999	11,595	9,825
Interest expense, net	3,073	3,396	2,586
Income tax expense	24,090	19,173	16,830
Legal settlement expense	3,350	—	—
SERP termination expense	1,821	—	—
Loss from equity method investment	2,480	1,681	831
Adjusted EBITDA	$126,439	$97,139	$90,688
Adjusted EBITDA, for the year ended December 31, 2019, was negatively impacted by $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our credit facility. At December 31, 2021 and 2020, we had $97.0 million and $103.5 million, respectively, in cash and cash equivalents, which consisted primarily of government money market funds. At December 31, 2021, Kforce had $211.7 million in working capital compared to $230.7 million at December 31, 2020.
Cash Flows
Our business has historically generated a significant amount of operating cash flows, which allows us to balance deploying available capital towards: (i) investing in our infrastructure to allow sustainable growth via capital expenditures; (ii) our dividend and share repurchase programs; and (iii) maintaining sufficient liquidity to complete acquisitions or other strategic investments.
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2021	2020	2019
Operating activities	$72,898	$109,159	$66,617
Investing activities	8,301	(6,927)	103,185
Financing activities	(87,696)	(18,577)	(150,083)
Change in cash and cash equivalents	$(6,497)	$83,655	$19,719
Our Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). As previously discussed, the GS segment was sold and has been reflected as a discontinued operation for 2019.
The following table provides information for the total operating and investing cash flows for the GS segment (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by	2021	2020	2019
GS Operating Activities	$—	$—	$4,547
GS Investing Activities	$—	$—	$117,798
Operating Activities
Cash provided by operating activities was $72.9 million during the year ended December 31, 2021, as compared to $109.2 million during the year ended December 31, 2020. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The decrease was primarily driven by growth in our accounts receivable portfolio and the $19.0 million payment of payroll taxes in 2021 out of the $39 million that was deferred in 2020 related to the CARES ACT. This decline was partially offset by profitable revenue growth.

Investing Activities
Cash provided by investing activities was $8.3 million during the year ended December 31, 2021, as compared to cash used in investing activities of $6.9 million during the year ended December 31, 2020. The aggregate year-over-year change of $15.2 million is due to $23.7 million in net proceeds from the sale of our corporate headquarters, which was partially offset by the receipt of proceeds from the sale of assets held within the Rabbi Trust of $3.5 million in 2020 and a $5 million increase in capital contributed to WorkLLama. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that will provide the most benefit.
Financing Activities
Cash used in financing activities was $87.7 million during the year ended December 31, 2021, as compared to $18.6 million during the year ended December 31, 2020. The change was primarily driven by the $35.0 million draw down on our credit facility during the year ended December 31, 2020, and an increase in the repurchases of common stock and quarterly dividends during the year ended December 31, 2021 compared to 2020.
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31 (in thousands):

	2021	2020	2019
Open market repurchases	$54,265	$29,386	$118,324
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	11,945	6,227	6,129
Total cash flow impact of common stock repurchases	$66,210	$35,613	$124,453

Cash paid in current year for settlement of prior year repurchases	$—	$—	$556
During the years ended December 31, 2021, 2020 and 2019, Kforce declared and paid dividends of $20.1 million ($0.98 per share), $16.8 million ($0.80 per share) and $16.6 million ($0.72 per share), respectively.
On February 4, 2022, Kforce’s Board approved a 15% increase to the Company's quarterly dividend from $0.26 per share to $0.30 per share. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2026. Refer to Note 14 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our Credit Facility. As of December 31, 2021, $100.0 million was outstanding and $98.7 million, subject to certain covenants, was available.
In April 2017 and March 2020, Kforce entered into two forward-starting interest rate swap agreements (the “Swaps”) to mitigate the risk of rising interest rates and the Swaps have been designated as a cash flow hedges. Refer to Note 15 - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the Swaps. As of December 31, 2021 and 2020, the fair value of the Swaps was an asset of $0.8 million and liability of $1.8 million, respectively.
Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31 (in thousands):

	2021		2020
	Shares	$	Shares	$
Open market repurchases	922	$54,446	1,020	$29,386
As of December 31, 2021, $30.1 million remained available for further repurchases under the Board-authorized common stock repurchase program. On February 4, 2022, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million.

Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, consideration should also be given to significant contractual obligations:
•Our credit facility matures October 20, 2026 and, as of December 31, 2021, our outstanding debt balance was $100.0 million. Our interest rate as of December 31, 2021 was used to forecast the expected future interest rate payments. These payments, which are estimated to be $4.9 million, are inherently uncertain due to fluctuations in interest rates and outstanding borrowings that will occur over the remaining term of the credit facility. See Note 14, “Credit Facility” within our consolidated financial statements for further detail of our debt.
•We maintain various non-qualified deferred compensation plans pursuant to which eligible management and highly-compensated key employees may elect to defer all or part of their compensation to later years. As of December 31, 2021, the value of our obligation under these plans was $42.6 million. These amounts are included in the accompanying Consolidated Balance Sheets and classified as Accounts payable and other accrued liabilities and Other long-term liabilities, as appropriate, and are payable based upon the elections of the plan participants (e.g., retirement, termination of employment, change-in-control). Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.
•Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2021, the value of our non-cancellable unconditional purchase obligations was $19.0 million.
•We have employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. At December 31, 2021, our liability would be approximately $36.9 million for terminations related to a change in control and $13.0 million related to terminations in the absence of good cause. See Note 18 ‘” Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information regarding our commitments related to employment agreements.
•We lease certain facilities and other properties under non-cancellable operating lease arrangements that expire at various dates through 2033. As of December 31, 2021, the value of our obligations under operating leases was $19.4 million. See Note 12, “Leases,” within our consolidated financial statements for further detail of our obligations and the timing of expected future payments, including a five-year maturity schedule.
•In September 2021, we entered into a lease agreement for office space in Tampa, Florida, which will become our new corporate headquarters. The new lease has not yet commenced, but will require aggregate future lease payments of approximately $10.9 million over the entire lease term, which includes annual upward adjustments, and has a non-cancellable lease term of 129 months, excluding renewal options. The new lease also provides for a tenant-improvement allowance from the landlord, of $1.6 million to be used towards costs to design, engineer, install, supply and to construct improvements. See Note 12, “Leases,” within our consolidated financial statements for further detail of our obligations and the timing of expected future payments.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2021, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $1.3 million.
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
Equity Method Investment
Initial Investment
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in WorkLLama, which is accounted for as an equity method investment.
Impairment Assessment
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs. Management’s estimate of fair value of an investment is based on the income approach and/or market approach. For the income approach, we utilize estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilize market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. Changes in key assumptions about the financial condition of an investee or actual conditions that differ from estimates could result in an impairment charge.
Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our equity method investment.
Allowance for Credit Losses
Management performs an ongoing analysis of factors in establishing its allowance for doubtful accounts including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. A 10% change in accounts reserved, at December 31, 2021, would have impacted our net income by approximately $0.2 million in 2021.
Accounting for Income Taxes
Our effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.
We are also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. A 0.5% change in our effective tax rate would have impacted our net income by approximately $0.5 million in 2021.
Refer to Note 7 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist as of December 31, 2021.
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
Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date. A 10% change in our self-insured liabilities related to health insurance, as of December 31, 2021, would have impacted our net income by approximately $0.5 million in 2021.
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
As of December 31, 2021, we had $100.0 million outstanding under our credit facility. Refer to Note 14 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for further details on our Credit Facility. A hypothetical 10% increase in interest rates on variable debt in effect at December 31, 2021 would have had no effect on our annual interest expense because we had no variable debt at December 31, 2021.
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
The Firm uses the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap (which will remain throughout the remainder of the hedging arrangement), plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income. Both Swap A and Swap B have been designated as cash flow hedges and were effective as of December 31, 2021. The change in the fair value of the Swaps are recorded as a component of Accumulated other comprehensive income (loss) in the unaudited consolidated financial statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kforce Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce, Inc. and subsidiaries ("Kforce") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
In June 2019, Kforce entered into a joint venture whereby Kforce has a 50% noncontrolling ownership in WorkLLama, LLC ("WorkLLama"). The noncontrolling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, the investment carrying value is recorded at cost and adjusted for the proportionate share of earnings or losses. Management reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss would be recognized in the event that an other-than-temporary decline in fair value of an investment occurs. Management’s estimate of fair value of an investment is based on the income approach and/or market approach, which requires management to make significant estimates and assumptions related to the discount rate and forecasted operating results for WorkLLama. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The balance of the investment in WorkLLama of $17.0 million was included in Other assets, net in the Consolidated Balance Sheet at December 31, 2021.

We identified management’s quantitative impairment analysis for the equity method investment in WorkLLama as a critical audit matter because of the significant amount of judgment required to estimate the fair value of WorkLLama. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions regarding cash flow projections, including the need to involve fair value specialists, when performing audit procedures to evaluate assumptions related to the selection of the weighted-average cost of capital.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasted operating results used by management to estimate the fair value of WorkLLama included the following, among others:
•We tested the effectiveness of controls over management’s impairment evaluation, including those over management’s review of forecasts of future revenue and management’s review of their specialist’s fair value analysis.
•Due to the lack of operating history available for the equity method investment, we evaluated the reasonableness of management’s forecasts as follows:
◦Obtained an understanding of and performed audit procedures over management’s forecasting process, including the sources of information used, the underlying significant assumptions, and sensitivity to changes in these significant assumptions.
◦Compared the forecast to (1) internal communications to management and Board of Directors, (2) current year operating results, and (3) peer companies as well as information included in analyst and industry reports for the Company.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and assumptions used to determine the fair value of WorkLLama, such as the weighted-average cost of capital, by:
◦Testing the underlying source information and mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the assumptions used by management.
◦For the weighted-average cost of capital, we compared the amount used by management to the amounts associated with other companies with a similar risk profile, and
◦Evaluating the interaction between the weighted-average cost of capital and the forecasts to understand and sensitize management’s assumptions regarding risk inherent in the forecast.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 25, 2022
We have served as the Company’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
Revenue	$1,579,922	$1,397,700	$1,347,387
Direct costs	1,123,058	1,001,476	952,349
Gross profit	456,864	396,224	395,038
Selling, general and administrative expenses	345,721	310,713	314,167
Depreciation and amortization	4,500	5,255	6,050
Income from operations	106,643	80,256	74,821
Other expense, net	7,376	5,044	3,425
Income from continuing operations, before income taxes	99,267	75,212	71,396
Income tax expense	24,090	19,173	16,830
Income from continuing operations	75,177	56,039	54,566
Income from discontinued operations, net of tax	—	—	76,296
Net income	75,177	56,039	130,862
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	3,103	(1,706)	(2,183)
Change in fair value of interest rate swap, net of tax	1,941	(1,191)	(807)
Comprehensive income	$80,221	$53,142	$127,872

Earnings per share - basic:
Continuing operations	$3.65	$2.67	$2.35
Discontinued operations	—	—	3.29
Earnings per share – basic	$3.65	$2.67	$5.64

Earnings per share - diluted:
Continuing operations	$3.54	$2.62	$2.29
Discontinued operations	—	—	3.21
Earnings per share – diluted	$3.54	$2.62	$5.50

Weighted average shares outstanding – basic	20,579	20,983	23,186
Weighted average shares outstanding – diluted	21,212	21,395	23,772
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$96,989	$103,486
Trade receivables, net of allowances of $2,342 and $3,204, respectively	265,322	228,373
Income tax refund receivable	3,010	44
Prepaid expenses and other current assets	6,790	6,989
Total current assets	372,111	338,892
Fixed assets, net	5,964	26,804
Other assets, net	92,629	77,575
Deferred tax assets, net	7,657	10,738
Goodwill	25,040	25,040
Total assets	$503,401	$479,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$81,408	$35,533
Accrued payroll costs	71,424	65,849
Current portion of operating lease liabilities	6,338	5,520
Other current liabilities	22	300
Income taxes payable	1,239	964
Total current liabilities	160,431	108,166
Long-term debt – credit facility	100,000	100,000
Other long-term liabilities	54,564	90,948
Total liabilities	314,995	299,114
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,997 and 72,600 issued and outstanding, respectively	730	726
Additional paid-in capital	488,036	472,378
Accumulated other comprehensive income (loss)	621	(4,423)
Retained earnings	442,596	388,645
Treasury stock, at cost; 51,493 and 50,427 shares, respectively	(743,577)	(677,391)
Total stockholders’ equity	188,406	179,935
Total liabilities and stockholders’ equity	$503,401	$479,049
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
Net income	—	—	—	—	130,862	—	—	130,862
Reclassification of stranded tax effects (Note 1)	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	346	3	846	—	(849)	—	—	—
Stock-based compensation expense	—	—	11,007	—	—	—	—	11,007
Employee stock purchase plan	—	—	355	—	—	(17)	203	558
Dividends ($0.72 per share)	—	—	—	—	(16,608)	—	—	(16,608)
Defined benefit pension plan, no tax benefit	—	—	—	(2,183)	—	—	—	(2,183)
Change in fair value of interest rate swap, net of tax of $272	—	—	—	(807)	—	—	—	(807)
Repurchases of common stock	—	—	—	—	—	3,472	(123,897)	(123,897)
Balance, December 31, 2019	72,202	722	459,545	(1,526)	350,545	49,277	(642,023)	167,263
Net income	—	—	—	—	56,039	—	—	56,039
Adoption of new accounting standard (Note 5), net of tax of $75	—	—	—	—	(214)	—	—	(214)
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	398	4	934	—	(938)	—	—	—
Stock-based compensation expense	—	—	11,595	—	—	—	—	11,595
Employee stock purchase plan	—	—	304	—	—	(19)	245	549
Dividends ($0.80 per share)	—	—	—	—	(16,787)	—	—	(16,787)
Defined benefit pension plan, no tax benefit	—	—	—	(1,706)	—	—	—	(1,706)
Change in fair value of interest rate swap, net of tax of $404	—	—	—	(1,191)	—	—	—	(1,191)
Repurchases of common stock	—	—	—	—	—	1,169	(35,613)	(35,613)
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935
Net income	—	—	—	—	75,177	—	—	75,177
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	397	4	1,102	—	(1,106)	—	—	—
Stock-based compensation expense	—	—	13,999	—	—	—	—	13,999
Employee stock purchase plan	—	—	557	—	—	(15)	205	762
Dividends ($0.98 per share)	—	—	—	—	(20,120)	—	—	(20,120)
Defined benefit pension plan, no tax benefit	—	—	—	3,103	—	—	—	3,103
Change in fair value of interest rate swap, net of tax provision of $657	—	—	—	1,941	—	—	—	1,941
Repurchases of common stock	—	—		—	—	1,080	(66,391)	(66,391)
Balance, December 31, 2021	72,997	$730	$488,036	$621	$442,596	51,492	$(743,577)	$188,406

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$75,177	$56,039	$130,862
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of assets held for sale	—	—	(79,318)
Deferred income tax provision, net	2,425	(2,298)	(49)
Provision for credit losses	11	2,130	1,209
Depreciation and amortization	4,500	5,255	6,481
Stock-based compensation expense	13,999	11,595	9,912
Defined benefit pension plans expense	2,157	842	862
Loss on disposal or impairment of assets	(1,929)	1,822	1,084
Noncash lease expense	5,509	5,499	6,282
Loss on equity method investment	2,480	1,681	831
Other	1,036	1,056	1,056
(Increase) decrease in operating assets
Trade receivables, net	(36,960)	(12,863)	(5,360)
Other assets	(9,779)	(4,485)	(9,639)
Increase (decrease) in operating liabilities
Accrued payroll costs	6,337	22,397	4,567
Other liabilities	7,935	20,489	(2,163)
Cash provided by operating activities	72,898	109,159	66,617
Cash flows from investing activities:
Capital expenditures	(6,441)	(6,475)	(10,359)
Equity method investment	(9,000)	(4,000)	(9,000)
Net proceeds from the sale of assets held for sale	23,742	3,548	122,544
Cash provided by (used in) investing activities	8,301	(6,927)	103,185
Cash flows from financing activities:
Proceeds from credit facility	—	35,000	80,100
Payments on credit facility	—	—	(86,900)
Payments on other financing arrangements, payment of contingent consideration liability and other	(308)	(1,177)	(2,222)
Payments of loan financing fees	(1,058)	—	—
Repurchases of common stock	(66,210)	(35,613)	(124,453)
Cash dividends	(20,120)	(16,787)	(16,608)
Cash used in financing activities	(87,696)	(18,577)	(150,083)
Change in cash and cash equivalents	(6,497)	83,655	19,719
Cash and cash equivalents at beginning of year	103,486	19,831	112
Cash and cash equivalents at end of year	$96,989	$103,486	$19,831
The accompanying notes are an integral part of these consolidated financial statements.

	YEARS ENDED DECEMBER 31,
Supplemental Disclosure of Cash Flow Information	2021	2020	2019
Cash paid during the year for:
Income taxes	$24,277	$21,737	$24,935
Operating lease liabilities	7,468	7,330	8,186
Interest, net	2,453	2,574	1,480
Non-Cash Financing and Investing Transactions:
ROU assets obtained from operating leases	$5,098	$5,695	$9205
Employee stock purchase plan	762	549	558
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”).
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
Flex Revenue
Substantially all of our Flex revenue is recognized over time as temporary staffing services and managed solutions are provided by our consultants at the contractually established bill rates, net of applicable variable consideration, such as customer rebates and discounts. Reimbursements of travel and out-of-pocket expenses ("billable expenses") are also recorded within Flex revenue when incurred and the equivalent amount of expense is recorded in Direct costs in the Consolidated Statements of Operations and Comprehensive Income. We recognize revenue in the amount of consideration to which we have the right to invoice when it corresponds directly to the services transferred to the customer satisfied over time. A relatively insignificant portion of our Flex revenue is outcome-based, as specified in our contractual arrangements with our clients. These arrangements are managed principally on a time and materials basis but do involve an element of financial risk and is monitored by the Company.
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

Payment Terms
Our payment terms and conditions vary by arrangement. The vast majority of our terms are typically less than 90 days, however, we have extended our payment terms beyond 90 days for certain of our customers. Generally, the timing between the satisfaction of the performance obligation and the payment is not significant and we do not currently have any significant financing components.
Unsatisfied Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts if either the original expected length is one year or less or if revenue is recognized at the amount to which we have the right to invoice for services performed.
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional and services have been performed. Other than our trade receivable balance, we do not have any material contract assets as of December 31, 2021 and 2020.
We record a contract liability when we receive consideration from a customer prior to transferring services to the customer. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. We do not have any material contract liabilities as of December 31, 2021 and 2020.
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
Trade Receivables and Related Reserves
Trade receivables are recorded net of allowance for credit losses. The allowance for credit losses is determined under the newly adopted guidance, which requires the application of a current expected credit loss model, a new impairment model, which measures expected credit losses based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts. Trade receivables are written off after all reasonable collection efforts have been exhausted. Trade accounts receivable reserves as a percentage of gross trade receivables was approximately 1% at both December 31, 2021 and 2020.

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
Equity Method Investment
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in WorkLLama. WorkLLama has developed technology for a SaaS platform focused on talent communities in areas that include consultant engagement, automated BOT, on-demand staffing and referral technologies, which we believe has enhanced our capability to more efficiently and effectively identify and place consultants on assignment. Our noncontrolling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, our carrying value is at cost and adjusted for our proportionate share of earnings or losses. There are no basis differences between our carrying value and the underlying equity in net assets that would result in adjustments to our proportionate share of earnings or losses. We recorded a loss related to our equity method investment of $2.5 million and $1.7 million during the years ended December 31, 2021 and 2020, respectively. The balance of the investment in WorkLLama of $17.0 million and $10.5 million was included in Other assets, net in the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.
Under the joint venture operating agreement for WorkLLama, Kforce was originally obligated to make additional cash contributions subsequent to the initial contribution, contingent on WorkLLama's achievement of certain operational and financial milestones, which are centered around the market acceptance of its technologies and success with internal operating and strategic objectives. Under the operating agreement, our maximum potential capital contributions are $22.5 million. The original operating and financial milestones established in the joint venture operating agreement were not achieved, in part, due to the impacts of the COVID-19 pandemic on WorkLLama’s business. We continued to provide capital contributions to the joint venture due to our belief in the long-term value of the joint venture. During the years ended December 31, 2021 and 2020, we contributed $9.0 million and $4.0 million of capital contributions, respectively.
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs. Management’s estimate of the fair value of an investment is based on the income approach and market approach. Like most business enterprises, WorkLLama was impacted by the COVID-19 pandemic and made adjustments in 2021 to its primary addressable market, go to market strategy and other strategic objectives. Given this, management determined that a triggering event had occurred. Thus, we performed an impairment test as of December 31, 2021, utilizing the market and income approaches. For the income approach, we utilized estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. Changes in key assumptions about the financial condition of an investee or actual conditions that differ from estimates could result in an impairment charge. As a result of the impairment test, we concluded that the carrying value of the equity method investment was not impaired.

Operating Leases
Kforce leases property for our field offices and corporate headquarters as well as certain office equipment, which limits our exposure to risks related to ownership. We determine if a contract or arrangement meets the definition of a lease at inception. We elected not to separate lease and non-lease components when determining the consideration in the contract. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. If there is no rate implicit in the lease, we use our incremental borrowing rate in the present value calculation, which is based on our collateralized borrowing rate and determined based on the terms of our leases and the economic environment in which they exist. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
ROU assets for operating leases, net of amortization, are recorded within Other assets, net and operating lease liabilities are recorded within current liabilities if expected to be recognized in less than one year and in Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. Operating lease additions are non-cash transactions and the amortization of the ROU assets is reflected as Noncash lease expense within operating activities in the Consolidated Statement of Cash Flows.

Our lease terms typically range from three to five years with some containing options to renew or terminate. However, in September 2021, we entered into a lease agreement for office space in Tampa, Florida, which will become our new corporate headquarters. The new lease has not yet commenced, but will require aggregate future lease payments of approximately $10.9 million over the entire lease term, which includes annual upward adjustments, and has a non-cancellable lease term of 129 months, excluding renewal options. The new lease also provides for the Company to receive an allowance from the landlord, of $1.6 million to be used towards costs to design, engineer, install, supply and to construct improvements. The exercise of renewal options is at our sole discretion and is included in the lease term if we are reasonably certain that the renewal option will be exercised.
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
Capitalized Software
Kforce purchases, develops and implements software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are included in Other assets, net in the accompanying Consolidated Balance Sheets. Amortization expense is computed using the straight-line method over the estimated useful lives of the software, which range from one to ten years. Amortization expense of capitalized software during the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.1 million, $1.1 million, respectively.
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
For the years ended December 31, 2021, 2020 and 2019, there were 633 thousand, 412 thousand and 586 thousand common stock equivalents, respectively, included in the diluted WASO. For the years ended December 31, 2021, 2020 and 2019, there were 9 thousand, 249 thousand and one, respectively, of anti-dilutive common stock equivalents.
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

Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to: (1) recognition of an acquired contract liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. Early adoption of this ASU is permitted. We are currently evaluating the impact of ASU 2021-08 on our consolidated financial statements. Other recently issued statements have been evaluated, but are not listed here as it has been determined that they are not applicable to our Firm.
2. Discontinued Operations
During 2019, management divested the Government Solutions (“GS”) segment as a result of the Firm’s decision to focus its efforts on its Technology and FA businesses. The GS segment consisted of Kforce Government Solution (“KGS”), our former federal government solutions business, and TFX, our federal government product business.
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
The results of operations for both KGS and TFX have been reported as discontinued operations in our consolidated financial statements prior to their disposition. The following table summarizes the income from discontinued operations, net of tax for the GS segment (in thousands):

YEAR ENDED DECEMBER 31, 2019
Revenue	$27,737
Direct costs	19,494
Gross profit	8,243
Selling, general and administrative expenses	6,988
Depreciation and amortization	307
Income from discontinued operations	948
Gain on sale of discontinued operations	79,318
Other (expense) income, net	(436)
Income from discontinued operations, before income taxes	79,830
Income tax expense	3,534
Income from discontinued operations, net of tax	$76,296
The effective tax rate for discontinued operations, including the gain on sale of discontinued operations, was 4.4% for the year ended December 31, 2019. There are no reportable results for the years ended December 31, 2021 and December 31, 2020.
The accompanying Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). The following table provides information for the total operating and investing cash flows for the GS segment (in thousands):

Cash Provided by	YEAR ENDED DECEMBER 31, 2019
GS Operating Activities	$4,547
GS Investing Activities	$117,798

3. Reportable Segments
Kforce’s reportable segments are Technology and FA. Historically, and for the year ended December 31, 2021, Kforce has generated only sales and gross profit information on a segment basis. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the years ended December 31 (in thousands):

	Technology	FA	Total
2021
Revenue	$1,273,941	$305,981	$1,579,922
Gross profit	$355,971	$100,893	$456,864
Operating and other expenses			357,597
Income from continuing operations, before income taxes			$99,267
2020
Revenue	$1,049,628	$348,072	$1,397,700
Gross profit	$289,720	$106,504	$396,224
Operating and other expenses			321,012
Income from continuing operations, before income taxes			$75,212
2019
Revenue	$1,057,859	$289,528	$1,347,387
Gross profit	$292,980	$102,058	$395,038
Operating and other expenses			323,642
Income from continuing operations, before income taxes			$71,396

4. Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the years ended December 31 (in thousands):

	Technology	FA	Total
2021
Flex revenue	$1,247,560	$282,597	$1,530,157
Direct Hire revenue	26,381	23,384	49,765
Total Revenue	$1,273,941	$305,981	$1,579,922
2020
Flex revenue	$1,032,901	$331,196	$1,364,097
Direct Hire revenue	16,727	16,876	33,603
Total Revenue	$1,049,628	$348,072	$1,397,700
2019
Flex revenue	$1,037,380	$262,307	$1,299,687
Direct Hire revenue	20,479	27,221	47,700
Total Revenue	$1,057,859	$289,528	$1,347,387

5. Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on the accounting standard that requires companies to estimate and recognize lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. Upon adoption of the new standard on January 1, 2020, we recognized a credit loss adjustment related to adoption of this accounting standard as a cumulative adjustment to the allowance for credit losses. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the year ended December 31, 2021.
The following table presents the activity within the allowance for credit losses on trade receivables for the years ended December 31, 2021 and December 31, 2020 (in thousands):

Allowance for credit losses, January 1, 2020 (1)	$1,843
Current period provision	2,130
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(1,216)
Allowance for credit losses, December 31, 2020	2,757
Current period provision	11
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(1,039)
Allowance for credit losses, December 31, 2021	$1,729
(1) As a result of the adoption of the credit losses accounting standard, we recorded a cumulative effect adjustment to increase the allowance for credit losses of $0.3 million as of January 1, 2020.
The allowances on trade receivables presented in the Consolidated Balance Sheets include $0.6 million and $0.4 million at December 31, 2021 and December 31, 2020, respectively, for reserves unrelated to credit losses.

6. Fixed Assets, Net
The following table presents major classifications of fixed assets and related useful lives (in thousands):

		DECEMBER 31,
	USEFUL LIFE	2021	2020
Land (1)		$—	$5,892
Building and improvements (1)	3-40 years	—	25,964
Furniture and equipment	1-10 years	5,630	6,926
Computer equipment	1-5 years	5,358	5,472
Leasehold improvements	1-8 years	6,989	6,185
Total fixed assets		17,977	50,439
Less accumulated depreciation		(12,013)	(23,635)
Total Fixed assets, net		$5,964	$26,804
(1) On May 19, 2021, we completed the sale of our corporate headquarters to an independent third party. The sale was comprised of land, a building and building improvements, which collectively had a net book value of $21.7 million. We received net proceeds of $23.7 million and recognized a gain on the sale in the amount of $2.0 million, which is recorded in SG&A expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
Depreciation expense was $2.8 million, $4.1 million and $4.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.

7. Income Taxes
The provision for income taxes from continuing operations consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
Current tax expense:
Federal	$15,617	$17,278	$12,074
State	5,765	4,119	5,057
Deferred tax expense	2,708	(2,224)	(301)
Total Income tax expense	$24,090	$19,173	$16,830

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of Federal tax effect	5.0	5.3	5.8
Non-deductible compensation and meals and entertainment	2.2	1.4	1.6
Tax credits	(2.2)	(1.5)	(2.1)
Tax benefit from restricted stock vesting	(2.6)	(1.5)	(1.6)
Other	0.9	0.8	(1.1)
Effective tax rate	24.3%	25.5%	23.6%
The 2021 effective rate was favorably impacted by a higher Work Opportunity Tax Credit (WOTC) and a greater tax benefit from the vesting of restricted stock in 2021 versus 2020. These were offset by greater non-deductible compensation to certain executive officers pursuant to IRS Code Section 162(m). The 2020 effective tax rate was unfavorably impacted by a lower WOTC in 2020 versus 2019. The 2019 effective tax rate was favorably impacted primarily by a favorable tax adjustment related to our valuation allowance on the foreign tax credit.
Deferred tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2021	2020
Deferred tax assets:
Accounts receivable reserves	$604	$829
Accrued liabilities	2,367	1,657
Deferred compensation obligation	5,702	5,046
Stock-based compensation	715	618
Operating lease liabilities	4,704	5,223
Pension and post-retirement benefit plans	2,929	3,721
Deferred payroll taxes	4,965	4,978
Other	11	461
Deferred tax assets	21,997	22,533
Deferred tax liabilities:
Prepaid expenses	(604)	(489)
Fixed assets	(4,185)	(2,811)
Goodwill and intangible assets	(2,413)	(2,370)
ROU assets for operating leases	(3,965)	(4,347)
Partnership basis difference	(2,966)	(1,469)
Other	(207)	(309)
Deferred tax liabilities	(14,340)	(11,795)
Valuation allowance	—	—
Total Deferred tax assets, net	$7,657	$10,738
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

Uncertain Income Tax Positions
The following table presents a reconciliation of the beginning and ending balance of unrecognized tax benefits for the years ended (in thousands):

	DECEMBER 31,
	2021	2020	2019
Unrecognized tax benefits, beginning	$182	$383	$906
Lapse of statute of limitations	(159)	(188)	(497)
Reductions for tax positions of prior years	—	(13)	—
Settlements	—	—	(26)
Unrecognized tax benefits, ending	$23	$182	$383
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2018.

8. Other Assets, Net
Other assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Assets held in Rabbi Trust	$41,607	$36,164
ROU assets for operating leases, net	15,395	16,835
Equity method investment	17,008	10,488
Capitalized software, net (1)	14,666	12,802
Deferred loan costs, net	1,115	501
Other non-current assets	2,838	785
Total Other assets, net	$92,629	$77,575
(1) Accumulated amortization of capitalized software was $35.5 million and $34.0 million as of December 31, 2021 and 2020, respectively.
9. Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2021, 2020 and 2019 (in thousands):

	Technology	FA	Total
Goodwill, gross amount	$156,391	$19,766	$176,157
Accumulated impairment losses	(139,357)	(11,760)	(151,117)
Goodwill, carrying value	$17,034	$8,006	$25,040
There was no impairment expense related to goodwill for each of the years ended December 31, 2021, 2020 and 2019.
Management performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2021 and 2020. For each of our reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. Based on the qualitative assessments, management determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values at December 31, 2021 and 2020. A deterioration in any of the assumptions could result in an impairment charge in the future.

10. Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	DECEMBER 31,
	2021	2020
Accounts payable	$40,241	$20,177
Accrued liabilities	41,167	15,356
Total Accounts payable and other accrued liabilities	$81,408	$35,533

Payroll and benefits	$43,738	$38,257
Payroll taxes	22,466	21,842
Health insurance liabilities	4,474	4,641
Workers’ compensation liabilities	746	1,109
Total Accrued payroll costs	$71,424	$65,849
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
11. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Deferred compensation plan	$42,623	$34,501
Supplemental executive retirement plan	—	20,628
Operating lease liabilities	11,919	14,692
Interest rate swap derivative instrument	—	1,774
Other long-term liabilities	22	19,353
Total Other long-term liabilities	$54,564	$90,948

12. Operating Leases
The following table presents weighted-average terms for our operating leases:

	DECEMBER 31,
	2021	2020
Weighted-average discount rate	3.0%	3.5%
Weighted-average remaining lease term	3.9 years	4.8 years
The following table presents operating lease expense included in SG&A (in thousands):

	DECEMBER 31,
Lease Cost	2021	2020
Operating lease expense	$6,363	$7,669
Variable lease costs	1,078	1,387
Short-term lease expense	1,199	855
Sublease income	(87)	(344)
Total operating lease expense	$8,553	$9,567

The following table presents the maturities of operating lease liabilities as of December 31, 2021 (in thousands):

2022	$6,787
2023	4,658
2024	3,369
2025	2,054
2026	981
Thereafter	1,543
Total maturities of operating lease liabilities	19,392
Less: imputed interest	1,135
Total operating lease liabilities	$18,257
As noted in Note 6 above, on May 19, 2021, we completed the sale of our corporate headquarters to an independent third party. In conjunction with the sale, we entered into an agreement to lease back the building for a period of 18 months. The lease expense is included in the operating lease expense amounts listed above.
On September 28, 2021, we finalized a lease agreement for office space in Tampa, Florida, which will become our new corporate headquarters. The new lease has not yet commenced but will require aggregate future lease payments of approximately $10.9 million over the entire lease term, which includes annual upward adjustments, and has a non-cancellable lease term of 129 months, excluding renewal options. The new lease also provides for the Company to receive an allowance from the landlord, of $1.6 million to be used toward costs to design, engineer, install, supply and to construct improvements, which will become part of the building, all of which must be approved by the landlord and the Company. The landlord will designate a general contractor and oversee all construction improvements. The future lease payments and the allowance are not yet recorded on our condensed consolidated balance sheets. Lease payments will be required beginning July 1, 2023, however, we expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin at the start of the fourth quarter of 2022.
13. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains various qualified defined contribution 401(k) retirement savings plans for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board. Kforce accrued matching 401(k) contributions for continuing operations of $1.9 million and $1.7 million as of December 31, 2021 and 2020, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 15 thousand, 19 thousand, and 17 thousand shares of common stock at an average purchase price of $51.10, $29.43 and $32.79 per share during the years ended December 31, 2021, 2020 and 2019, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment in the accompanying Consolidated Balance Sheets. At December 31, 2021 and 2020, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $4.1 million and $4.2 million, respectively, and $42.6 million and $34.5 million was included in Other long-term liabilities at December 31, 2021 and 2020, respectively, in the Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, we recognized compensation expense for the plans of $1.1 million, $1.0 million and $0.4 million, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets held within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $41.6 million and $36.2 million as of December 31, 2021 and 2020, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2021, the life insurance policies had a net death benefit of $170.3 million.
Supplemental Executive Retirement Plan
Prior to April 30, 2021, Kforce maintained a Supplemental Executive Retirement Plan (“SERP”), which benefited two executives. The SERP was a non-qualified benefit plan and did not include elective deferrals of covered executive officers’ compensation. The related net periodic benefit costs were comprised of service cost and interest cost. The service cost amounted to $199 thousand, $345 thousand and $261 thousand for the years ended December 31, 2021, 2020 and 2019, respectively, and were recorded in SG&A. The interest cost amounted to $138 thousand, 497 thousand and 601 thousand for the years ended December 31, 2021, 2020 and 2019, respectively, and were recorded in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP as of December 31, 2021 amount to $20.0 million in the aggregate, which represented the fair value at the date of termination, and is recorded in Other accrued liabilities in Note 10 of the Consolidated Balance Sheets. Kforce must make the benefit payments to the participants within 24 months of the termination date but no sooner than 12 months after the termination date. We anticipate making the benefit payments during the third quarter ending September 30, 2022.
As a result of the termination of the SERP, Kforce recognized a net loss of $1.8 million for the year ended December 31, 2021, which is reflected in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
14. Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (the “Commitment”). The maturity date of the Amended and Restated Credit Facility is October 20, 2026.
Revolving credit loans under the Amended and Restated Credit Facility bears interest at a rate equal to (a) the Base Rate (as described below) plus the Applicable Margin (as described below) or (b) the LIBOR Rate plus the Applicable Margin. Swingline loans under the Amended and Restated Credit Facility bears interest at a rate equal to the Base Rate plus the Applicable Margin. The Base Rate is the highest of: (i) the Wells Fargo Bank, National Association prime rate, (ii) the federal funds rate plus 0.50% or (iii) one-month LIBOR plus 1.00%, and the LIBOR Rate is reserve-adjusted LIBOR for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Base Rate loans ranges from 0.125% to 0.500% and the Applicable Margin for LIBOR Rate loans ranges from 1.125% to 1.50%. The Amended and Restated Credit Facility includes customary provisions relating to the transition from LIBOR as the benchmark interest rate under the Credit Agreement, including providing for a Benchmark Replacement option (as defined in the Credit Agreement) to replace LIBOR. The Firm will pay a quarterly non-refundable commitment fee equal to the Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.20% and 0.30%.
The Firm is subject to certain affirmative and negative financial covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.50 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Amended and Restated Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (defined as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Amended and Restated Credit Facility. The total leverage ratio is defined pursuant to the Amended and Restated Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities in excess of $25.0 million over the last four quarters could be limited if (a) the total leverage ratio is greater than 3.00 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of December 31, 2021 and 2020, $100.0 million and $100.0 million was outstanding on the Credit Facility and the Amended and Restated Credit Facility, respectively. Kforce had $1.3 million and $1.5 million of outstanding letters of credit at December 31, 2021 and 2020, respectively, which pursuant to the Amended and Restated Credit Facility, reduces the availability.
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

The Firm uses the Swaps as interest rate risk management tools to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap (which will remain throughout the remainder of the hedging arrangement), plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective as of December 31, 2021. The change in the fair value of the Swaps is recorded as a component of Accumulated other comprehensive income (loss) in the consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument gain (loss) for the years ended (in thousands):

	December 31,
	2021	2020
Accumulated derivative instrument gain, beginning of year	$(1,774)	$(179)
Net change associated with current period hedging transactions	2,597	$(1,595)
Accumulated derivative instrument gain (loss), end of year	$823	$(1,774)

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
The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis at December 31, 2021 and 2020 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2021
Recurring basis:
Interest rate swaps derivative instruments	$823	$—	$823	$—
At December 31, 2020
Recurring basis:
Interest rate swap derivative instrument	$(1,774)	$—	$(1,774)	$—
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2021 and 2020.
17. Stock Incentive Plans
On April 22, 2021, the Kforce shareholders approved the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2021 Plan is approximately 3.9 million shares. The 2021 Plan terminates on April 28, 2031. Prior to the effective date of the 2021 Plan, the Company granted stock awards to eligible participants under our 2020 Stock Incentive Plan, 2017 Stock Incentive Plan, 2016 Stock Incentive Plan and 2013 Stock Incentive Plan (collectively the “Prior Plans”). As of the effective date of the 2021 Plan, no additional awards may be granted pursuant to the Prior Plans; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the Prior Plans.
During the years ended December 31, 2021, 2020 and 2019, stock-based compensation expense was $14.0 million, $11.6 million and $9.8 million, respectively. The related tax benefit for the years ended December 31, 2021, 2020 and 2019 was $4.1 million, $3.4 million, and $2.3 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are based on Kforce’s total shareholder return versus a pre-defined peer group. The LTI restricted stock granted during the year ended December 31, 2021, will vest ratably over a period of three to four years. Other restricted stock granted during the year ended December 31, 2021, will vest ratably over a period of one to ten years and some at non-ratable periods between one and seven years.

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
The following table presents the restricted stock activity for the years ended December 31, 2021, (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2020	1,137	$33.63
Granted	417	$47.58
Forfeited/Canceled	(20)	$26.93
Vested	(451)	$32.16	$33,559
Outstanding at December 31, 2021	1,083	$35.00
The weighted-average grant date fair value of restricted stock granted was $47.58, $40.11 and $38.37 during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of restricted stock vested was $33.6 million, $18.0 million and $18.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant and is amortized on a straight-line basis over the requisite service period. As of December 31, 2021, total unrecognized stock-based compensation expense related to restricted stock was $50.3 million, which will be recognized over a weighted-average remaining period of 3.0 years.
18. Commitments and Contingencies
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. As of December 31, 2021, these purchase commitments amounted to approximately $19.0 million and are expected to be paid as follows: $8.2 million in 2022; $4.9 million in 2023, $4.8 million in 2024, $0.9 million in 2025 and $0.2 million in 2026.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2021, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $1.3 million.
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
On December 17, 2019, Kforce Inc., et al. was served with a complaint brought in Superior Court of the State of California, Alameda County. Kathleen Wahrer, et al. v. Kforce Inc., et al., Case Number: RG19047269. The former employee purports to bring a representative action on her own behalf and on behalf of other allegedly aggrieved employees pursuant to California Private Attorneys General Act of 2004, California Labor Code Section 2968, et seq. (“PAGA”) alleging violations of the California Labor Code, §201, et seq. (“Labor Code”). The plaintiff seeks civil penalties, interest, attorneys’ fees, and costs under the Labor Code for alleged failure to: provide and pay for work performed during meal and rest periods; properly calculate and pay all earned minimum and overtime wages; provide compliant wage statements; timely pay wages during employment and upon termination; and reimburse business expenses. The parties halted early resolution attempts, and we intend to continue to vigorously defend the claims. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.

On November 18, 2020, Kforce Inc., et al. was served with a complaint brought in the Superior Court of the State of California, San Diego County, which was subsequently amended on January 21, 2021, to add Kforce Flexible Solutions as a party. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case Number: 37-2020-00030994-CU-OE-CTL. The former employee purports to bring a representative action on his own behalf and on behalf of other allegedly aggrieved employees pursuant to PAGA alleging violations of the Labor Code. The plaintiff seeks civil penalties, interest, attorney’s fees, and costs under the Labor Code for alleged failure to: properly calculate and pay all earned minimum and overtime wages; provide and pay for work performed during meal and rest periods; reimburse business expenses; provide compliant wage statements; and provide unused vacation wages upon termination. The parties reached a preliminary settlement agreement to resolve this matter along with Elliott-Brand, et al. v. Kforce Inc., et al. and Lewis, et al. v. Kforce Inc., which is subject to approval by the Court. Plaintiff Buchsbaum has been added as a plaintiff to the Elliott-Brand lawsuit, and this lawsuit will be dismissed after the Court’s approval of the settlement. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On December 11, 2020, a complaint was filed against Kforce and its client, Verity Health System of California (Verity) in the Superior Court of California, County of Los Angeles, which was subsequently amended on February 19, 2021. Ramona Webb v. Kforce Flexible Solutions, LLC, et al., Case Number: 20STCV47529. Former consultant Ramona Webb has sued both Kforce and Verity alleging certain individual claims in addition to a PAGA claim based on alleged violations of various provisions of the Labor Code. With respect to the PAGA claim, Plaintiff seeks to recover on her behalf, on behalf of the State of California, and on behalf of all allegedly aggrieved employees, the civil penalties provided by PAGA, attorney’s fees and costs. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding. We intend to continue to vigorously defend the claims.
On December 24, 2020, a complaint was filed against Kforce Inc., et al. in Superior Court of the State of California, Los Angeles County. Sydney Elliott-Brand, et al. v. Kforce Inc., et al., Case Number: 20STCV49193. On January 7, 2022, the lawsuit was amended to add Bernardo Buchsbaum and Josie Meister as plaintiffs and to add claims under PAGA and the Fair Labor Standards Act, 29 U.S.C. §§ 201, et seq. On behalf of themselves and a putative class and collective of talent recruiters and allegedly aggrieved employees in California and nationwide, the plaintiffs purport to bring a class action for alleged violations of the Labor Code, Industrial Welfare Commission Wage Orders, and the California Business and Professions Code, §17200, et seq., a collective action for alleged violations of FLSA, and a PAGA action for alleged violations of the Labor Code. The plaintiffs seek payment to recover unpaid wages and benefits, interest, attorneys’ fees, costs and expenses, penalties, and liquidated damages for alleged failure to: properly calculate and pay all earned minimum and overtime wages; provide meal and rest periods or provide compensation in lieu thereof; provide accurate itemized wage statements; reimburse for all business expenses; pay wages due upon separation; and pay for all hours worked over forty in one or more workweeks. Plaintiffs also seek an order requiring defendants to restore and disgorge all funds acquired by means of unfair competition under the California Business and Professions Code. The parties reached a preliminary agreement to resolve this matter along with Lewis, et al. v. Kforce Inc. and Buchsbaum, et al. v. Kforce Inc., et al., which is subject to approval by the Court, and we have set reserves accordingly. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On August 30, 2021, Kforce Inc. was served with a complaint brought in the U.S. District Court, Southern District of California. Darryn Lewis, et al. v. Kforce Inc., Case Number: 3:21-cv-01375-AJB-JLB. On behalf of himself and others similarly situated, the plaintiff brings a one-count class action complaint for alleged violations of the FLSA, and specifically, failure to pay overtime wages to a putative class of commissioned employees who work or have worked for Kforce, nationwide, in the past three (3) years. Plaintiff and class members seek the amounts of unpaid wages and benefits allegedly owed to them, liquidated damages, compensatory damages, economic and/or special damages, attorneys’ fees and costs, interest, and other legal and equitable relief for alleged failure to: maintain a policy that compensates its employees for all hours worked; properly classify employees as nonexempt from overtime; and pay overtime pay for all hours worked over forty in one or more workweeks. The parties reached a preliminary settlement agreement to resolve this matter along with Elliott-Brand, et al. v. Kforce Inc., et al. and Buchsbaum, et al. v. Kforce Inc., et al., which is subject to approval by the Court. This lawsuit will be dismissed as part of the settlement, once approved by the Court. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On January 6, 2022, a complaint was filed against Kforce Inc. in the Superior Court of the State of California for the County of Los Angeles and was served on January 21, 2022. Jessica Cook and Brianna Pratt, et al. v. Kforce Inc., Case Number: 22STCV00602. On behalf of themselves and others similarly situated, plaintiffs purport to bring a class action alleging violations of Labor Code and the California Business and Professional Code and challenging the exempt classification of a select class of recruiters. Plaintiffs and class members seek damages for all earned wages, statutory penalties, injunctive relief, attorney’s fees, and interest for alleged failure to: properly classify certain recruiters as nonexempt from overtime; timely pay all wages earned, including overtime premium pay; provide accurate wage statements; provide meal and rest periods; and comply with California's Unfair Competition Law. Kforce anticipated this action would be filed as a result of failed early resolution attempts in the previously disclosed Jessica Cook v. Kforce, et al. lawsuit. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding. We intend to vigorously defend the claims.
On January 6, 2022, a complaint was filed against Kforce Inc. in the United States District Court for the Middle District of Florida and was served on February 4, 2022. Sam Whiteman, et al. v. Kforce Inc., Case Number: 8:22-cv-00056. On behalf of himself and all others similarly situated, the plaintiff brings a one-count collective action complaint for alleged violations of the FLSA by failing to pay overtime wages. Plaintiff, on behalf of himself and the putative collective, seeks to recover unpaid wages, liquidated damages, attorneys’ fees and costs, and prejudgment interest for alleged failure to properly classify specified recruiters as nonexempt from overtime and properly compensate for all hours worked over 40 hours in one or more workweeks. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding. We intend to vigorously defend the claims.
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At December 31, 2021, our liability would be approximately $36.9 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $13.0 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, those controls. Further, while the majority of our employees are working remotely, we have not experienced any material impact in our internal control over financial reporting as a result of the COVID-19 pandemic. We continue to monitor for and assess any effects the remote work may have on the design or operating effectiveness of our internal control over financial reporting.
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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2021, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2021.
Our Commitment to Integrity applies to all of our directors, officers and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2021.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2021.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2021.

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

KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivable reserves	2019	$2,800	1,255	—	(1,977)	$2,078
	2020	$2,078	2,441	—	(1,315)	$3,204
	2021	$3,204	178	—	(1,040)	$2,342
Deferred tax assets valuation allowance	2019	$1,747	—	—	(1,633)	$114
	2020	$114	—	—	(114)	$0
	2021	$0	—	—		$0

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Description of the Company's Common Stock, par value $0.01 per share, incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 000-26058) filed with the SEC on February 21,2020.

10.1*	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.2*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.3*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.4*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.5*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

10.6*	Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

10.7*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.

10.8*	Form of Restricted Stock Award Agreement under the 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

Exhibit Number	Description

10.9*	Kforce Inc. 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 000-26058) filed with the SEC on April 28, 2017.

10.10*
Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.11*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.12*	Amended and Restated Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, dated November 15, 2017, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.13*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Kye L. Mitchell, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 2, 2016.

10.14*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Andrew G. Thomas, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 22, 2019.

10.15*	Kforce Inc. 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-231073) filed with the SEC on April 26, 2019.

10.16*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.17*	Kforce Inc. 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-237957) filed with the SEC on May 1, 2020.

10.18*	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2020.

10.19*	Kforce Inc. 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-255480) filed with the SEC on April 23, 2021.

10.20*	Form of Restricted Stock Award Agreement under the 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2021.

10.21	Amended and Restated Credit Agreement, dated October 20, 2021, between Kforce Inc. and its subsidiaries and Wells Fargo Bank, National Association, and the other lenders thereto, incorporated by reference to the Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 22, 2021.

10.22*	Part-Time Employment Agreement, dated December 22, 2021, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Current Report on Form 8-K (File No. 000-26058) filed with SEC on December 23, 2021.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 25, 2022	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2022	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 25, 2022	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2022	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

Date: February 25, 2022	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Director

Date: February 25, 2022	By:	/s/ DERRICK D. BROOKS
Derrick D. Brooks
Director

Date: February 25, 2022	By:	/s/ CATHERINE H. CLOUDMAN
Catherine H. Cloudman
Director

Date: February 25, 2022	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 25, 2022	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 25, 2022	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 25, 2022	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 25, 2022	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director

Date: February 25, 2022	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director