Form 10-Q
period 2022-03-31
KFORCE INC
filed 2022-05-04
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of April 29, 2022 was 21,384,450.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II, Item 1A, Risk Factors and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance; developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our beliefs regarding the expected future benefits of our flexible working environment; the impact of the COVID-19 pandemic, inflationary pressures and/or supply constraints on the global and U.S. macro-economic environments, and our business, customers, financial condition and results of operations; our ability to maintain compliance with our credit facility's covenants; our beliefs regarding potential government actions or changes in laws and regulations, including those related to the COVID-19 pandemic; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; expected funding or payment of employee benefits; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2022	2021
Revenue	$416,967	$363,225
Direct costs	293,081	264,543
Gross profit	123,886	98,682
Selling, general and administrative expenses	95,049	78,029
Depreciation and amortization	1,093	1,202
Income from operations	27,744	19,451
Other expense, net	1,433	1,285
Income from operations, before income taxes	26,311	18,166
Income tax expense	7,130	4,905
Net income	19,181	13,261
Other comprehensive income, net of tax:
Defined benefit pension plans	—	47
Change in fair value of interest rate swaps	2,302	939
Comprehensive income	$21,483	$14,247

Earnings per share – basic	$0.94	$0.63
Earnings per share – diluted	$0.93	$0.62

Weighted average shares outstanding – basic	20,319	20,932
Weighted average shares outstanding – diluted	20,730	21,361
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$116,627	$96,989
Trade receivables, net of allowances of $2,520 and $2,342, respectively	278,064	265,322
Income tax refund receivable	3,243	3,010
Prepaid expenses and other current assets	7,520	6,790
Total current assets	405,454	372,111
Fixed assets, net	6,586	5,964
Other assets, net	92,414	92,629
Deferred tax assets, net	—	7,657
Goodwill	25,040	25,040
Total assets	$529,494	$503,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$90,328	$81,408
Accrued payroll costs	86,629	71,424
Current portion of operating lease liabilities	5,447	6,338
Income taxes payable	757	1,239
Other current liabilities	37	22
Total current liabilities	183,198	160,431
Long-term debt – credit facility	100,000	100,000
Deferred tax liability, net	665	—
Other long-term liabilities	47,426	54,564
Total liabilities	331,289	314,995
Commitments and contingencies (Note K)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,996 and 72,997 issued, respectively	730	730
Additional paid-in capital	492,985	488,036
Accumulated other comprehensive income	2,923	621
Retained earnings	455,365	442,596
Treasury stock, at cost; 51,636 and 51,493 shares, respectively	(753,798)	(743,577)
Total stockholders’ equity	198,205	188,406
Total liabilities and stockholders’ equity	$529,494	$503,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2021	72,997	$730	$488,036	$621	$442,596	51,492	$(743,577)	$188,406
Net income	—	—	—	—	19,181	—	—	19,181
Issuance for stock-based compensation and dividends, net of forfeitures	(1)	—	319	—	(318)	—	—	1
Stock-based compensation expense	—	—	4,437	—	—	—	—	4,437
Employee stock purchase plan	—	—	193	—	—	(3)	49	242
Dividends ($0.30 per share)	—	—	—	—	(6,094)	—	—	(6,094)
Defined benefit pension plan, no tax benefit	—	—	—		—	—	—	—
Change in fair value of interest rate swaps, net of tax benefit of $780	—	—	—	2,302	—	—	—	2,302
Repurchases of common stock	—	—	—	—	—	147	(10,270)	(10,270)
Balance, March 31, 2022	72,996	$730	$492,985	$2,923	$455,365	51,636	$(753,798)	$198,205

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935
Net income	—	—	—	—	13,261	—	—	13,261
Issuance for stock-based compensation and dividends, net of forfeitures	15	—	271	—	(271)	—	—	—
Stock-based compensation expense	—	—	3,403	—	—	—	—	3,403
Employee stock purchase plan	—	—	113	—	—	(4)	57	170
Dividends ($0.23 per share)	—	—	—	—	(4,786)	—	—	(4,786)
Defined benefit pension plan, no tax benefit				47				47
Change in fair value of interest rate swap, net of tax benefit of 319	—	—	—	939	—	—	—	939
Repurchases of common stock	—	—	—	—	—	317	(16,313)	(16,313)
Balance, March 31, 2021	72,615	$726	$476,165	$(3,437)	$396,849	50,740	$(693,647)	$176,656
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$19,181	$13,261
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	8,321	931
Provision for credit losses	172	(852)
Depreciation and amortization	1,093	1,202
Stock-based compensation expense	4,437	3,403
Defined benefit pension plan expense	—	252
Loss on disposal or impairment of assets	168	—
Noncash lease expense	1,502	1,114
Loss on equity method investment	825	491
Other	190	242
Increase in operating assets
Trade receivables, net	(12,914)	(15,001)
Other assets	(2,577)	(324)
Increase in operating liabilities
Accrued payroll costs	15,447	12,203
Other liabilities	2,897	5,504
Cash provided by operating activities	38,742	22,426
Cash flows from investing activities:
Capital expenditures	(2,221)	(1,350)
Contributions to equity method investment	(500)	(2,000)
Cash used in investing activities	(2,721)	(3,350)
Cash flows from financing activities:
Repurchases of common stock	(10,270)	(16,313)
Cash dividends	(6,094)	(4,786)
Payments on other financing arrangements	(19)	(122)
Cash used in financing activities	(16,383)	(21,221)
Change in cash and cash equivalents	19,638	(2,145)
Cash and cash equivalents, beginning of period	96,989	103,486
Cash and cash equivalents, end of period	$116,627	$101,341

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flow Information	2022	2021
Cash Paid During the Period For:
Income taxes	$314	$332
Operating lease liabilities	1,812	1,690
Interest, net	547	634
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$446	$243
Employee stock purchase plan	242	170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2021 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2021, was derived from our audited Consolidated Balance Sheet as of December 31, 2021, as presented in our 2021 Annual Report on Form 10-K.
Our quarterly operating results are affected by the number of billing days in a particular quarter, the seasonality of our clients’ businesses and increased holiday and vacation days taken. In addition, we typically experience higher costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which adversely affects our gross profit and overall profitability relative to the remainder of the fiscal year. As such, the results of operations for any interim period may be impacted by these factors, among others, and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for credit losses; income taxes; self-insured liabilities for health insurance; and the impairment of goodwill, other long-lived assets and the equity method investment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. In addition, the potential economic consequences of the COVID-19 pandemic, inflationary pressures, and supply constraints, among others, have been and may continue to be uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions might change materially in future periods.
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

For the three months ended March 31, 2022 and 2021, 411 thousand and 429 thousand common stock equivalents were included in the diluted WASO, respectively. For the three months ended March 31, 2022 and 2021, there were 305 thousand and nil anti-dilutive common stock equivalents, respectively.
New Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, Financial Instruments - Credit Losses (Topic 326) - Trouble Debt Restructurings and Vintage Disclosures. These amendments eliminate the trouble debt restructuring (TDR) recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-01 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. Early adoption of this ASU is permitted. We are currently evaluating the impact of ASU 2022-01 on our consolidated financial statements, however, we do not anticipate this having a material impact to our financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. Early adoption of this ASU is permitted. We are currently evaluating the impact of ASU 2021-08 on our consolidated financial statements.
Other recently issued statements have been evaluated but are not listed here as it has been determined that they are not applicable to our Firm.

Note B - Reportable Segments
Kforce provides services through our Technology and Finance and Accounting (“FA”) segments. Historically, and for the three months ended March 31, 2022, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended March 31,
2022
Revenue	$359,905	$57,062	$416,967
Gross profit	$102,450	$21,436	$123,886
Operating and other expenses			$97,575
Income from operations, before income taxes			$26,311
2021
Revenue	$279,560	$83,665	$363,225
Gross profit	$74,280	$24,402	$98,682
Operating and other expenses			$80,516
Income from operations, before income taxes			$18,166

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended March 31,
2022
Revenue by type:
Flex revenue	$351,716	$50,150	$401,866
Direct Hire revenue	8,189	6,912	15,101
Total Revenue	$359,905	$57,062	$416,967
2021
Revenue by type:
Flex revenue	$274,784	$79,063	$353,847
Direct Hire revenue	4,776	4,602	9,378
Total Revenue	$279,560	$83,665	$363,225

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three months ended March 31, 2022.

The following table presents the activity within the allowance for credit losses on trade receivables for the three months ended March 31, 2022 (in thousands):

Allowance for credit losses, January 1, 2022	$1,729
Current period provision	172
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(78)
Allowance for credit losses, March 31, 2022	$1,823
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.7 million and $0.6 million at March 31, 2022 and December 31, 2021, respectively, for reserves unrelated to credit losses.
Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Assets held in Rabbi Trust	$38,213	$41,607
Right-of-use assets for operating leases, net	13,376	15,395
Capitalized software, net (1)	14,796	14,666
Equity method investment (2)	16,683	17,008
Deferred loan costs, net	1,057	1,115
Interest rate swap derivative instruments	3,905	823
Other non-current assets	4,384	2,015
Total Other assets, net	$92,414	$92,629
(1) Accumulated amortization of capitalized software was $35.4 million and $35.5 million as of March 31, 2022 and December 31, 2021, respectively.
(2) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on this WorkLLama investment was $0.8 million and $0.5 million for the three months ended March 31, 2022, and March 31, 2021, respectively. In addition, Kforce contributed $0.5 million and $9.0 million of capital during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. Refer to Note K - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.
Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable and other accrued liabilities:
Accounts payable	$48,855	$40,241
Accrued liabilities	41,473	41,167
Total Accounts payable and other accrued liabilities	$90,328	$81,408
Accrued payroll costs:
Payroll and benefits	$51,724	$43,738
Payroll taxes	29,791	22,466
Health insurance liabilities	4,342	4,474
Workers’ compensation liabilities	772	746
Total Accrued payroll costs	$86,629	$71,424
Our accounts payable balance includes vendor and third party payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates), other accrued liabilities and amounts owed under the Supplemental Executive Retirement Plan (‘SERP ”). Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP as of March 31, 2022, amount to $20.0 million in the aggregate.

Our payroll taxes as of March 31, 2022 and December 31, 2021 include approximately $19.3 million in payroll tax payments as a result of the application of the CARES Act 2020, which is anticipated to be repaid no later than December 31, 2022.
Note G - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred compensation plan	$37,273	$42,623
Operating lease liabilities	10,136	11,919
Other long-term liabilities	17	22
Total Other long-term liabilities	$47,426	$54,564
Note H - Stock Incentive Plans
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
Restricted stock (including RSAs and RSUs) are granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package for attraction and retention purposes. Restricted stock granted during the three months ended March 31, 2022, will vest over a period of ten years, with vesting occurring in equal annual installments.
During the three months ended March 31, 2022 and March 31, 2021, stock-based compensation expense was $4.4 million and $3.4 million, respectively.
The following table presents the restricted stock activity for the three months ended March 31, 2022 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2021	1,083	$48.86
Granted	6	$55.40
Forfeited	(8)	$43.97
Vested	(8)	$25.74	$589
Outstanding at March 31, 2022	1,073	$49.12
As of March 31, 2022, total unrecognized stock-based compensation expense related to restricted stock was $45.7 million, which will be recognized over a weighted-average remaining period of 4.4 years.
Note I - Derivative Instruments and Hedging Activity
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap A”). Swap A was effective on May 31, 2017 and matured on April 29, 2022. Swap A has a fixed interest rate of 1.81%, which we add to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of Swap A based on the notional amount of Swap A. The notional amount of Swap A through maturity is $25.0 million.
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
The Firm uses the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective as of March 31, 2022. The change in the fair value of the Swaps is recorded as a component of Accumulated other comprehensive income (loss) in the unaudited consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Three Months Ended March 31,
	2022	2021
Accumulated derivative instrument gain (loss), beginning of period	$823	$(1,774)
Net change associated with current period hedging transactions	3,082	1,258
Accumulated derivative instrument gain (loss), end of period	$3,905	$(516)

Note J - Fair Value Measurements
Our interest rate swaps are measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and are recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note I - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2022. The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Asset/(Liability) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2022
Interest rate swap derivative instruments	$3,905	$—	$3,905	$—
At December 31, 2021
Interest rate swap derivative instrument	$823	$—	$823	$—

Note K - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post employment benefits under certain circumstances. At March 31, 2022, our liability would be approximately $38.2 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason and $13.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
Litigation and Loss Contingencies
There have been no material developments with regard to the legal proceedings previously disclosed in our 2021 Annual Report on Form 10-K.
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
Equity Method Investment
In June 2019, we entered into a joint venture whereby Kforce obtained a 50% noncontrolling interest in WorkLLama. We determined, based on the corporate structure and governance, that WorkLLama is a VIE and not subject to consolidation, as we are not the primary beneficiary of WorkLLama because we do not have the power to direct the activities that most significantly impact WorkLLama’s economic performance. As a result, WorkLLama is accounted for as an equity method investment.
Under the joint venture operating agreement for WorkLLama, Kforce was originally obligated to make additional cash contributions subsequent to the initial contribution, contingent on WorkLLama's achievement of certain operational and financial milestones. Under the operating agreement, our maximum potential capital contributions were $22.5 million. Although the operational and financial milestones were not achieved, we contributed the full $22.5 million as of March 31, 2022. We contributed $0.5 million and $9.0 million of capital during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. While we are not obligated to make additional future capital contributions, we may make additional contributions to WorkLLama in support of their strategic objectives.
Lease commitments
We lease office space and certain equipment under operating leases that expire between 2022 and 2033. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent.
During the year ended December 31, 2021, we entered into a lease agreement for office space in Tampa, Florida, that will become our new corporate headquarters. This new lease for office space is intended to replace our current headquarters, also in Tampa, Florida, the lease for which expires November 2022. Lease payments will be required beginning July 1, 2023, however, we expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin at the start of the fourth quarter of 2022.
Note L - Subsequent Events
On April 29, 2022, Kforce’s forward-starting interest rate swap agreement, Swap A, which had a notional amount of $25.0 million matured. On May 1, 2022, Kforce’s Swap B, which had a notional amount of $75.0 million, increased by $25.0 million to $100.0 million. Refer to Note I - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2022, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the three months ended March 31, 2022, increased 13.0%, on a billing day basis, to $417.0 million from $363.2 million in the comparable period in 2021. Revenue increased 26.7% for Technology and decreased 32.9% for FA, on a billing day basis primarily as a result of the planned decrease in the COVID-19 related business. There was a nominal amount of COVID-19 related business in the first quarter of 2022 and was $24m in the first quarter of 2021.
•Flex revenue, year-over-year, for the three months ended March 31, 2022, increased 11.8% on a billing day basis, to $401.9 million from $353.8 million in the comparable period in 2021. Flex revenue increased 26.0% and decreased 37.6%, on a billing day basis for Technology and FA, respectively.
•Direct Hire revenue for the three months ended March 31, 2022, increased 61.0% to $15.1 million from $9.4 million in the comparable period in 2021.
•Gross profit margin for the three months ended March 31, 2022, increased 250 basis points to 29.7%, compared to the same period in 2021 primarily as a result of a higher mix of Direct Hire business and improved Flex gross profit margins.
•Flex gross profit margin for the three months ended March 31, 2022, increased 190 basis points to 27.1%, compared to March 31, 2021. Technology Flex margins increased 150 basis points due primarily to lower payroll taxes and lower healthcare costs. FA Flex gross profit margin increased 400 basis points for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to a decrease in the amount of lower margin COVID-19 related business, the repositioning of the business towards higher skilled areas (that also have higher average spreads), lower payroll taxes and lower healthcare costs.
•SG&A as a percentage of revenue for the three months ended March 31, 2022, increased to 22.8% from 21.5% in the comparable period in 2021, primarily due to higher performance-based compensation given the strength in our revenue growth and profitability improvements and an increase in our credit expense resulting from a reduction in our reserves in the first quarter of 2021.
•Income from operations for the three months ended March 31, 2022, increased 44.6% to $19.2 million, or $0.93 per share, from $13.3 million, or $0.62 per share, in the comparable period in 2021.
•The Firm returned $16.2 million of capital to our shareholders in the form of open market repurchases totaling $10.1 million and quarterly dividends totaling $6.1 million during the three months ending March 31, 2022.
•Cash provided by operating activities was $38.7 million during the three months ended March 31, 2022, as compared to $22.4 million for the three months ended March 31, 2021.
•Cash and cash equivalents, net of outstanding borrowings under our credit facility, was $16.6 million as of March 31, 2022.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading clients. Our Technology and FA businesses represent our two operating segments. Our corporate headquarters is in Tampa, Florida and we have field offices located throughout the United States (U.S.). As of March 31, 2022, Kforce employed approximately 2,000 associates, including approximately 1,300 supporting the revenue-generating aspects of our business and approximately 700 supporting the revenue-enabling aspects. We also had approximately 10,500 consultants on assignment providing flexible staffing services and solutions to our clients, the vast majority of which are also employees of Kforce. Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our 100% domestic U.S. focus, concentration on technology talent solutions (representing nearly 86% of overall revenues) and client portfolio comprised of world-class companies have been key contributors to our continued strong performance and will be key drivers to our future success.
From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. Based on information published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), these figures and trends have been trending positively since the end of the third quarter of 2020. In addition, the penetration rate (the percentage of temporary staffing to total employment) remained stable at 2.09%, the new all-time high and the unemployment rate reached 3.6% in March 2022, down from 3.9% in December 2021. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is significantly lower than the published averages. We believe this speaks to the overall secular drivers of demand in technology, the critical nature of the technology initiatives being driven by our clients, and the challenges of finding an adequate supply of qualified talent.

Operating Results - Three Months Ended March 31, 2022 and 2021
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended
	March 31,
	2022	2021
Revenue by segment:
Technology	86.3%	77.0%
FA	13.7	23.0
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	96.4%	97.4%
Direct Hire	3.6	2.6
Total Revenue	100.0%	100.0%
Gross profit	29.7%	27.2%
Selling, general and administrative expenses	22.8%	21.5%
Depreciation and amortization	0.3%	0.3%
Income from operations	6.7%	5.4%
Income from operations, before income taxes	6.3%	5.0%
Net income	4.6%	3.7%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended March 31,
	2022	Increase (Decrease)	2021
Technology
Flex revenue	$351,716	28.0%	$274,784
Direct Hire revenue	8,189	71.5%	4,776
Total Technology revenue	$359,905	28.7%	$279,560
FA
Flex revenue	$50,150	(36.6)%	$79,063
Direct Hire revenue	6,912	50.2%	4,602
Total FA revenue	$57,062	(31.8)%	$83,665

Total Flex revenue	$401,866	13.6%	$353,847
Total Direct Hire revenue	15,101	61.0%	9,378
Total Revenue	$416,967	14.8%	$363,225
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021
Billing Days	64	61	64	64	63
Technology	26.0%	31.0%	28.9%	20.9%	6.3%
FA	(37.6)%	(28.9)%	(41.3)%	2.7%	26.4%
Total Flex	11.8%	16.6%	9.1%	16.3%	10.2%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Technology increased 26.0% on a billing day basis, during the three months ended March 31, 2022, as compared to the same period in 2021, which was driven by a combination of significant growth in the number of consultants on assignment and higher average bill rates. Given the inflationary pressures on wages and the scarcity and criticality of technology consultants, we experienced a meaningful acceleration in average bill rates, which increased 3.8% sequentially and 6.3% year-over-year to approximately $85 per hour. Notable is that we experienced this acceleration in average bill rates while maintaining stable Flex gross margin spreads. We believe that the growth in consultants on assignment continues to be fueled by the strong secular drivers of demand, the strength of our client portfolio (primarily Fortune 1000 companies), our concentration in higher-end technology skills, and solid execution. We believe the secular drivers of demand in technology have only strengthened post-pandemic as companies continue to invest significantly in technology to improve their consumer and employee experiences, gain cost efficiencies and stay relevant in an increasingly competitive environment. Assuming a stable demand and macro environment, we expect revenue growth in our Technology business in the second quarter to be in the mid 20% range on a year-over-year basis.
Our FA segment experienced a decrease in Flex revenue of 37.6% on a billing day basis, during the three months ended March 31, 2022 as compared to the same period in 2021, primarily driven by the anticipated fall off in our COVID-19 related business. Excluding this decline, FA Flex revenues declined slightly more than 10% in the first quarter of 2022 compared to the same period in 2021, which was driven by the repositioning of our FA business towards more high-skilled roles. We have seen indicators of success in this repositioning as our average bill rates improved approximately 8% sequentially and 31% year-over-year in our ongoing FA business. We expect our FA business to decline in the mid-single digits sequentially in the second quarter.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2022 vs. March 31, 2021
	Technology	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$55,488	$(40,789)
Bill rate	20,816	11,852
Billable expenses	628	24
Total change in Flex revenue	$76,932	$(28,913)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended March 31,
	2022	Increase (Decrease)	2021
Technology	4,122	20.2%	3,428
FA	1,150	(51.6)%	2,376
Total Flex hours billed	5,272	(9.2)%	5,804
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 61.0% during the three months ended March 31, 2022, as compared to the same period in 2021. The increase during the first quarter was primarily driven by a significant increase in both the number of placements and fees, as the economic environment has improved and competition for talent has increased.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2022 vs. March 31, 2021
	Technology	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$2,818	$2,107
Placement fee	595	203
Total change in Direct Hire revenue	$3,413	$2,310
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2022	Increase (Decrease)	2021
Technology	388	59.0%	244
FA	429	45.9%	294
Total number of placements	817	51.9%	538
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2022	Increase (Decrease)	2021
Technology	$21,090	7.8%	$19,559
FA	$16,116	3.0%	$15,643
Total average placement fee	$18,479	6.1%	$17,419

Gross Profit. Gross profit is calculated by deducting direct costs (primarily consultant compensation, payroll taxes, payroll-related insurance and certain fringe benefits, as well as third party compliance costs) from total revenue. There are no consultant payroll costs associated with Direct Hire placements, accordingly all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2022	Increase (Decrease)	2021
Technology	28.5%	7.1%	26.6%
FA	37.6%	28.8%	29.2%
Total gross profit percentage	29.7%	9.2%	27.2%
The total gross profit percentage for the three months ended March 31, 2022, increased 250 basis points as compared to the same period in 2021, primarily as a result of an increased mix of Direct Hire revenues and Flex margin increases.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insights into the other drivers of total gross profit percentage driven by our Flex business, such as changes in the spread between the consultants’ bill rate and pay rate, changes in payroll tax rates or benefits costs, as well as the impact of billable expenses, which provide no profit margin.
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2022	Increase (Decrease)	2021
Technology	26.8%	5.9%	25.3%
FA	29.0%	16.0%	25.0%
Total Flex gross profit percentage	27.1%	7.5%	25.2%
Overall, our Flex gross profit percentage increased 190 basis points for the three months ended March 31, 2022, as compared to the same period in 2021. The notable changes within our segments were as follows:
•Flex margins in our Technology business increased 150 basis points for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to lower payroll taxes and healthcare costs while our bill pay spreads were stable year-over-year.
•FA Flex gross profit margin increased 400 basis points for the three months ended March 31, 2022, as compared to the same period in 2021. The increase for the period was primarily due to a lower mix of lower margin COVID-19 related business, spread improvements due to the strategic repositioning of this business into higher skilled areas, lower payroll taxes and lower healthcare costs.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2022 vs. March 31, 2021
	Technology	FA
Key Drivers - Increase (Decrease)
Revenue impact	$19,459	$(7,241)
Profitability impact	5,298	1,965
Total change in Flex gross profit	$24,757	$(5,276)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.4% for the three months ended March 31, 2022, compared to 85.7% for the comparable period in 2021. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents components of SG&A as a percentage of revenue (in thousands):

	2022	% of Revenue	2021	% of Revenue
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$80,224	19.2%	$66,874	18.4%
Other (1)	14,825	3.6%	11,155	3.1%
Total SG&A	$95,049	22.8%	$78,029	21.5%
(1) Includes credit expense, lease expense, professional fees, travel, telephone, computer, and certain other expenses.

SG&A as a percentage of revenue increased 130 basis points for the three months ended March 31, 2022, compared to the same period in 2021. The increase for the three month period ended March 31, 2022, was primarily related to higher performance-based compensation given the strength in our revenue growth and profitability improvements and an increase in our credit expense driven by a reduction in our accounts receivable reserves in the prior year.
The Firm continues to focus on generating increased operating leverage through solid revenue growth, improved productivity of our associates, structural reductions in operating costs and continuing to exercise solid expense discipline.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended March 31,
	2022	Increase (Decrease)	2021
Fixed asset depreciation (includes finance leases)	$677	(16.4)%	$810
Capitalized software amortization	416	6.1%	392
Total Depreciation and amortization	$1,093	(9.1)%	$1,202
Other Expense, Net. Other expense, net for the three months ended March 31, 2022 and 2021, was $1.4 million and $1.3 million, respectively. Other expense, net includes interest expense related to outstanding borrowings under our credit facility, which is partially offset by the interest income on cash held in government money market funds.
During the three months ended March 31, 2022 and 2021, Other expense, net also includes our proportionate share of the loss from WorkLLama, our equity method investment, of $0.8 million and $0.5 million, respectively.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the three months ended March 31, 2022 and 2021 was 27.1% and 27.0%, respectively.
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

The following table presents Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$38,742	$22,426
Capital expenditures	(2,221)	(1,350)
Free cash flow	36,521	21,076
Repurchases of common stock	(10,270)	(16,313)
Cash dividends	(6,094)	(4,786)
Contributions to equity method investment	(500)	(2,000)
Other	(19)	(122)
Change in cash and cash equivalents	$19,638	$(2,145)
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

The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2022	2021
Three Months Ended March 31,
Net income	$19,181	$13,261
Depreciation and amortization	1,093	1,202
Stock-based compensation expense	4,437	3,403
Interest expense, net	608	797
Income tax expense	7,130	4,905
Loss from equity method investment	825	491
Adjusted EBITDA	$33,274	$24,059

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and, if necessary, borrowings under our credit facility. At March 31, 2022 and December 31, 2021, we had $116.6 million and $97.0 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds. At both March 31, 2022 and December 31, 2021, we had $100.0 million outstanding under our credit facility, and $98.6 million available under our credit facility. The amounts outstanding under our credit facility were hedged by interest rate swaps, as discussed below.
Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the Supplemental Executive Retirement Plan (the “SERP”). The benefits owed to the two participants under the SERP as of March 31, 2022, amount to $20.0 million in the aggregate, which represented the fair value at the date of termination, and is recorded in Note F - Current Liabilities of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report.
Cash Flows
We are principally focused on generating positive cash flow from operating activities, investing in our business to sustain our growth and meet our profitability objectives, returning capital to our shareholders through our quarterly dividends and common stock repurchase program, and selectively pursuing acquisition opportunities.
Cash provided by operating activities was $38.7 million during the three months ended March 31, 2022, as compared to $22.4 million provided during the three months ended March 31, 2021. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year increase was primarily driven by profitable revenue growth and better management of working capital.
Cash used in investing activities during the three months ended March 31, 2022 and March 31, 2021 was $2.7 million and $3.4 million, respectively, and primarily consisted of cash used for capital expenditures and contributions to WorkLLama. We expect to continue investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that will provide the most benefit.
Cash used in financing activities was $16.4 million during the three months ended March 31, 2022, compared to $21.2 million used during the three months ended March 31, 2021. The change was primarily driven by a decrease in the repurchases of common stock during the three month period of 2022 compared to 2021, offset in part by an increase in dividend payments.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Three Months Ended March 31,
	2022	2021
Open market repurchases	$10,088	$16,190
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	182	123
Total cash flow impact of common stock repurchases	$10,270	$16,313

During the three months ended March 31, 2022 and 2021, Kforce declared and paid quarterly dividends of $6.1 million ($0.30 per share) and $4.8 million ($0.23 per share), respectively, which represents a 30% increase in the per share payment. While the Board has declared and paid a quarterly dividend since initiation in the fourth quarter of 2013, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2026. As of March 31, 2022, $100.0 million was outstanding and $98.6 million, subject to certain covenants, was available. As of March 31, 2022, we are in compliance with our credit facility covenants as described in the 2021 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants.
Kforce has two forward-starting interest rate swap agreements, which have been designated as cash flow hedges, to mitigate the risk of rising interest rates. Refer to Note IJ - “Derivative Instruments and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a complete discussion of our interest rate swaps. At March 31, 2022 and December 31, 2021, the fair value of our interest rate swaps were assets of $3.9 million and $0.8 million, respectively.
Stock Repurchases
In February 2022, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the three months ended March 31, 2022, Kforce repurchased approximately 144,000 shares of common stock on the open market at a total cost of approximately $10.1 million and $98.8 million remained available for further repurchases under the Board-authorized common stock repurchase program at March 31, 2022.
Contractual Obligations and Commitments
Other than the changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our unaudited condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Refer to Note A – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.
NEW ACCOUNTING STANDARDS
Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report for a discussion of new accounting standards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. For further information regarding legal proceedings, refer to Note K - "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements in the section entitled "Litigation and Loss Contingencies," included in Item 1. Financial Statements of this report. While the ultimate outcome of these legal proceedings cannot be determined, we currently do not expect that these matters, individually or in the aggregate, will have a material effect on our financial position.

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In February 2022, the Board approved an increase in our stock repurchase authorization increasing the available authorization from $23.6 million to $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	91,594	$70.45	91,594	$23,641,727
February 1, 2022 to February 28, 2022	55,073	$69.32	52,571	$98,787,598
March 1, 2022 to March 31, 2022	—	$—	—	$98,787,598
Total	146,667	$70.02	144,165	$98,787,598
(1) Includes 2,502 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period February 1, 2022 to February 28, 2022.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended March 31, 2022, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	May 4, 2022	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2022	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)