Form 10-Q
period 2022-06-30
KFORCE INC
filed 2022-08-03
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of July 29, 2022 was 21,176,046.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II, Item 1A, Risk Factors and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance; developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, the impact of our joint venture's inability to achieve its financial objectives or changes in valuation assumptions, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our beliefs regarding the expected future benefits of our flexible working environment; the impact of the COVID-19 pandemic, inflationary pressures, rising interest rates and/or supply constraints on the global and U.S. macro-economic environments, and our business, customers, financial condition and results of operations; our ability to maintain compliance with our credit facility's covenants; our beliefs regarding potential government actions or changes in laws and regulations, including those related to the COVID-19 pandemic; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; expected funding or payment of employee benefits; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “in our view,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$436,516	$403,614	$853,483	$766,839
Direct costs	305,444	284,683	598,525	549,226
Gross profit	131,072	118,931	254,958	217,613
Selling, general and administrative expenses	96,147	84,616	191,196	162,645
Depreciation and amortization	1,076	1,192	2,169	2,394
Income from operations	33,849	33,123	61,593	52,574
Other (income) expense, net	(2,672)	3,112	(1,239)	4,397
Income from operations, before income taxes	36,521	30,011	62,832	48,177
Income tax expense	9,605	8,823	16,735	13,728
Net income	26,916	21,188	46,097	34,449
Other comprehensive income, net of tax:
Defined benefit pension plans	—	3,056	—	3,103
Change in fair value of interest rate swaps	(2,917)	10	(615)	949
Comprehensive income	$23,999	$24,254	$45,482	$38,501

Earnings per share – basic	$1.33	$1.02	$2.27	$1.66
Earnings per share – diluted	$1.30	$1.00	$2.22	$1.61

Weighted average shares outstanding – basic	20,283	20,673	20,300	20,802
Weighted average shares outstanding – diluted	20,718	21,282	20,725	21,331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,974	$96,989
Trade receivables, net of allowances of $1,931 and $2,342, respectively	285,355	265,322
Income tax refund receivable	372	3,010
Prepaid expenses and other current assets	10,592	6,790
Total current assets	326,293	372,111
Fixed assets, net	6,566	5,964
Other assets, net	82,687	92,629
Deferred tax assets, net	1,466	7,657
Goodwill	25,040	25,040
Total assets	$442,052	$503,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$94,616	$81,408
Accrued payroll costs	88,454	71,424
Current portion of operating lease liabilities	4,897	6,338
Income taxes payable	1,520	1,239
Other current liabilities	29	22
Total current liabilities	189,516	160,431
Long-term debt – credit facility	—	100,000
Other long-term liabilities	42,003	54,564
Total liabilities	231,519	314,995
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 73,007 and 72,997 issued, respectively	730	730
Additional paid-in capital	497,927	488,036
Accumulated other comprehensive income	6	621
Retained earnings	475,890	442,596
Treasury stock, at cost; 51,794 and 51,493 shares, respectively	(764,020)	(743,577)
Total stockholders’ equity	210,533	188,406
Total liabilities and stockholders’ equity	$442,052	$503,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2021	72,997	$730	$488,036	$621	$442,596	51,492	$(743,577)	$188,406
Net income	—	—	—	—	19,181	—	—	19,181
Issuance for stock-based compensation and dividends, net of forfeitures	(1)	—	319	—	(318)	—	—	1
Stock-based compensation expense	—	—	4,437	—	—	—	—	4,437
Employee stock purchase plan	—	—	193	—	—	(3)	49	242
Dividends ($0.30 per share)	—	—	—	—	(6,094)	—	—	(6,094)
Change in fair value of interest rate swaps, net of tax benefit of $780	—	—	—	2,302	—	—	—	2,302
Repurchases of common stock	—	—	—	—	—	147	(10,270)	(10,270)
Balance, March 31, 2022	72,996	$730	$492,985	$2,923	$455,365	51,636	$(753,798)	$198,205
Net income	—	—	—	—	26,916	—	—	26,916
Issuance for stock-based compensation and dividends, net of forfeitures	11		298	—	(298)	—	—	—
Stock-based compensation expense	—	—	4,410	—	—	—	—	4,410
Employee stock purchase plan	—	—	234	—	—	(4)	61	295
Dividends ($0.30 per share)	—	—	—	—	(6,093)	—	—	(6,093)
Change in fair value of interest rate swaps, net of tax expense of $989	—	—	—	(2,917)	—	—	—	(2,917)
Repurchases of common stock	—	—	—	—	—	162	(10,283)	(10,283)
Balance, June 30, 2022	73,007	730	497,927	6	475,890	51,794	(764,020)	210,533

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935
Net income	—	—	—	—	13,261	—	—	13,261
Issuance for stock-based compensation and dividends, net of forfeitures	15	—	271	—	(271)	—	—	—
Stock-based compensation expense	—	—	3,403	—	—	—	—	3,403
Employee stock purchase plan	—	—	113	—	—	(4)	57	170
Dividends ($0.23 per share)	—	—	—	—	(4,786)	—	—	(4,786)
Defined benefit pension plan, no tax benefit				47				47
Change in fair value of interest rate swap, net of tax benefit of $319	—	—	—	939	—	—	—	939
Repurchases of common stock	—	—	—	—	—	317	(16,313)	(16,313)
Balance, March 31, 2021	72,615	$726	$476,165	$(3,437)	$396,849	50,740	$(693,647)	$176,656
Net income	—	—	—	—	21,188	—	—	21,188
Issuance for stock-based compensation and dividends, net of forfeitures	40	1	274	—	(273)	—	—	2
Stock-based compensation expense	—	—	3,532	—	—	—	—	3,532
Employee stock purchase plan	—	—	143	—	—	(4)	52	195
Dividends ($0.23 per share)	—	—	—	—	(4,746)	—	—	(4,746)
Defined benefit pension plan, net of tax provision of $283				3,056				3,056
Change in fair value of interest rate swap, net of tax benefit of $3	—	—	—	10	—	—	—	10
Repurchases of common stock	—	—	—	—	—	225	(13,614)	(13,614)
Balance, June 30, 2021	72,655	727	480,114	(371)	413,018	50,961	(707,209)	186,279
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$46,097	$34,449
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	6,191	899
Provision for credit losses	(172)	(181)
Depreciation and amortization	2,169	2,394
Stock-based compensation expense	8,848	6,936
Defined benefit pension plan expense	—	2,157
Loss (Gain) on disposal or impairment of assets	170	(1,987)
Noncash lease expense	2,950	2,443
Loss on equity method investment	1,840	1,022
Other	361	445
Increase in operating assets
Trade receivables, net	(19,862)	(38,365)
Other assets	(3,637)	(4,890)
Increase in operating liabilities
Accrued payroll costs	17,566	17,002
Other liabilities	8,239	14,250
Cash provided by operating activities	70,760	36,574
Cash flows from investing activities:
Capital expenditures	(3,458)	(2,919)
Contributions to WorkLLama, joint venture	(500)	(4,500)
Note receivable issued to WorkLLama, joint venture	(2,000)	—
Net proceeds from the sale of assets	—	23,742
Cash (used in) provided by investing activities	(5,958)	16,323
Cash flows from financing activities:
Payments on credit facility	(100,000)	—
Repurchases of common stock	(19,600)	(29,371)
Cash dividends	(12,187)	(9,532)
Payments on other financing arrangements	(30)	(201)
Cash used in financing activities	(131,817)	(39,104)
Change in cash and cash equivalents	(67,015)	13,793
Cash and cash equivalents, beginning of period	96,989	103,486
Cash and cash equivalents, end of period	$29,974	$117,279

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flow Information	2022	2021
Cash Paid During the Period For:
Income taxes	$7,437	$10,500
Operating lease liabilities	3,622	3,564
Interest, net	892	1,280
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$406	$3,852
Employee stock purchase plan	537	365
Unsettled repurchases of common stock	952	—

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

For the three and six months ended June 30, 2022, 435 thousand and 425 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2021, 609 thousand and 529 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2022, there were 168 thousand and 304 thousand anti-dilutive common stock equivalents, respectively. For the three and six months ended June 30, 2021, there was an insignificant amount of anti-dilutive common stock equivalents.
Recently adopted accounting standards
There were no new accounting standards adopted during the twenty-six weeks ended June 26, 2022 that had an impact on our financial statements.
Recently Issued Accounting Standards Not Yet Adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.

Note B - Reportable Segments
Kforce provides services through our Technology and Finance and Accounting (“FA”) segments. Historically, and for the three and six months ended June 30, 2022, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended June 30,
2022
Revenue	$384,595	$51,921	$436,516
Gross profit	$109,917	$21,155	$131,072
Operating and other expenses			$94,551
Income from operations, before income taxes			$36,521
2021
Revenue	$310,728	$92,886	$403,614
Gross profit	$88,235	$30,696	$118,931
Operating and other expenses			$88,920
Income from operations, before income taxes			$30,011

Six Months Ended June 30,
2022
Revenue	$744,500	$108,983	$853,483
Gross profit	$212,367	$42,591	$254,958
Operating and other expenses			$192,126
Income from operations, before income taxes			$62,832
2021
Revenue	$590,288	$176,551	$766,839
Gross profit	$162,515	$55,098	$217,613
Operating and other expenses			$169,436
Income from operations, before income taxes			$48,177

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended June 30,
2022
Revenue by type:
Flex revenue	$375,507	$44,193	$419,700
Direct Hire revenue	9,088	7,728	16,816
Total Revenue	$384,595	$51,921	$436,516
2021
Revenue by type:
Flex revenue	$304,645	$86,717	$391,362
Direct Hire revenue	6,083	6,169	12,252
Total Revenue	$310,728	$92,886	$403,614
Six Months Ended June 30,
2022
Revenue by type:
Flex revenue	$727,223	$94,343	$821,566
Direct Hire revenue	17,277	14,640	31,917
Total Revenue	$744,500	$108,983	$853,483
2021
Revenue by type:
Flex revenue	$579,429	$165,780	$745,209
Direct Hire revenue	10,859	10,771	21,630
Total Revenue	$590,288	$176,551	$766,839

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three and six months ended June 30, 2022.
The following table presents the activity within the allowance for credit losses on trade receivables for the six months ended June 30, 2022 (in thousands):

Allowance for credit losses, January 1, 2022	$1,729
Current period provision (credit)	(172)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(201)
Allowance for credit losses, June 30, 2022	$1,356
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.6 million and $0.6 million at June 30, 2022 and December 31, 2021, respectively, for reserves unrelated to credit losses.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Assets held in Rabbi Trust	$31,874	$41,607
Right-of-use assets for operating leases, net	11,889	15,395
Capitalized software, net (1)	15,572	14,666
Equity method investment (2)	15,668	17,008
Deferred loan costs, net	998	1,115
Interest rate swap derivative instruments	—	823
Other non-current assets (3)	6,686	2,015
Total Other assets, net	$82,687	$92,629
(1) Accumulated amortization of capitalized software was $35.9 million and $35.5 million as of June 30, 2022 and December 31, 2021, respectively.
(2) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on this WorkLLama investment was $1.0 million and $1.8 million for the three months and six months ended June 30, 2022, respectively. In addition, Kforce contributed $0.5 million and $9.0 million of capital during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. Refer to Note L - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.
(3)I Balance at June 30, 2022 Includes a promissory note receivable issued to WorkLLama for $2.0 million.
Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable and other accrued liabilities:
Accounts payable	$56,537	$40,241
Accrued liabilities	38,079	41,167
Total Accounts payable and other accrued liabilities	$94,616	$81,408
Accrued payroll costs:
Payroll and benefits	$56,226	$43,738
Payroll taxes	27,126	22,466
Health insurance liabilities	4,309	4,474
Workers’ compensation liabilities	793	746
Total Accrued payroll costs	$88,454	$71,424
Our accounts payable balance includes vendor and third party payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates), other accrued liabilities and amounts owed under the Supplemental Executive Retirement Plan (‘SERP ”). Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP, as of June 30, 2022 and December 31, 2021, was $20.0 million in the aggregate, and were fully paid in July 2022, relieving us of any future obligation related to the SERP.
Our payroll taxes as of June 30, 2022 and December 31, 2021 include approximately $19.3 million in payroll tax payments as a result of the application of the CARES Act 2020, which is anticipated to be repaid no later than December 31, 2022.

Note G - Credit Facility
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
In May 2022, the Firm repaid the outstanding balance of $100.0 million in connection with the termination of its Swap B (as defined in Note J - “Derivative Instruments and Hedging Activity” to these financial statements) with a notional amount of $100.0 million. As of June 30, 2022 and December 31, 2021, $0 and $100.0 million was outstanding under the Amended and Restated Credit Facility.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred compensation plan	$33,030	$42,623
Operating lease liabilities	8,959	11,919
Other long-term liabilities	14	22
Total Other long-term liabilities	$42,003	$54,564
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
Restricted stock (including RSAs and RSUs) is granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package for attraction and retention purposes. Restricted stock granted during the six months ended June 30, 2022 will vest over a period of one to ten years, with vesting occurring in equal annual installments.
During the three and six months ended June 30, 2022, stock-based compensation expense was $4.4 million and $8.8 million, respectively. During the three and six months ended June 30, 2021, stock-based compensation expense was $3.5 million and $6.9 million, respectively.
The following table presents the restricted stock activity for the six months ended June 30, 2022 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2021	1,083	$48.86
Granted	31	$63.93
Forfeited	(21)	$44.46
Vested	(40)	$47.15	$2,628
Outstanding at June 30, 2022	1,053	$49.70
As of June 30, 2022, total unrecognized stock-based compensation expense related to restricted stock was $42.0 million, which will be recognized over a weighted-average remaining period of 4.3 years.
Note J - Derivative Instruments and Hedging Activity
As of June 30, 2022, the Firm did not have any outstanding derivative instruments. On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap A”). Swap A was effective on May 31, 2017 and matured on April 29, 2022. Other information related to Swap A is as follows: Notional amount - $25.0 million; and Fixed interest rate - 1.81%.
On March 12, 2020, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap B”, together with Swap A, the "Swaps"). Swap B was effective on March 17, 2020. Other information related to Swap B is as follows: Scheduled maturity date - May 30, 2025; Fixed interest rate - 0.61%; and Notional amount - $100.0 million.

The Firm used the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap plus the applicable interest margin under our credit facility, was included in interest expense and recorded in Other (income) expense, net in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income.
In May 2022, the Firm terminated Swap B in anticipation of paying the outstanding amount on its credit facility, which was $100.0 million. At the termination of Swap B, the amount recorded in Accumulated other comprehensive income was recognized. The Firm received $4.1 million, which represented the gain and fair value of Swap B at the time of termination, and is included in other income in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income.
Both Swap A and B were designated as cash flow hedges. The change in the fair value of the Swaps was previously recorded as a component of Accumulated other comprehensive income (loss) in the unaudited consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Six Months Ended June 30,
	2022	2021
Accumulated derivative instrument gain (loss), beginning of period	$823	$(1,774)
Net change associated with current period hedging transactions (1)	(823)	1,271
Accumulated derivative instrument gain (loss), end of period	$—	$(503)

(1) The accumulated derivative instrument activity as of the end the six month period ending June 30, 2022, includes the beginning balance of $823 thousand, a change in fair value of $3.1 million and a reversal due to termination of $3.9 million resulting in an ending balance of zero.
Note K - Fair Value Measurements
Our interest rate swaps were previously measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and were recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. In April 2022, Swap A matured and in May 2022, we terminated Swap B. Refer to Note J - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2022. The fair value of the interest rate swap derivative instrument asset at December 31, 2021 was $823 thousand and was classified as a Level 2 instrument.

Note L - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At June 30, 2022, our liability would be approximately $38.2 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason and $13.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
Litigation and Loss Contingencies
Except as stated below, there have been no material developments with regard to the legal proceedings previously disclosed in our 2021 Annual Report on Form 10-K or in our Form 10-Q for the quarter ending March 31, 2022.
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
On August 30, 2021, Kforce Inc. was served with a complaint brought in the U.S. District Court, Southern District of California. Darryn Lewis, et al. v. Kforce Inc., Case Number: 3:21-cv-01375-AJB-JLB. On behalf of himself and others similarly situated, the plaintiff brings a one-count class action complaint for alleged violations of the FLSA, and specifically, failure to pay overtime wages to a putative class of commissioned employees who work or have worked for Kforce, nationwide, in the past three (3) years. Plaintiff and class members seek the amounts of unpaid wages and benefits allegedly owed to them, liquidated damages, compensatory damages, economic and/or special damages, attorneys’ fees and costs, interest, and other legal and equitable relief for alleged failure to: maintain a policy that compensates its employees for all hours worked; properly classify employees as nonexempt from overtime; and pay overtime pay for all hours worked over forty in one or more workweeks. The parties reached a settlement agreement to resolve the matter. On June 15, 2022, the Court entered an Order granting the parties’ joint motion to dismiss Plaintiff’s individual claims with prejudice and his putative collective claims without prejudice. This matter did not result in a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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
We are involved in legal proceedings, claims, and administrative matters from time to time, and may also be exposed to loss contingencies, that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable, or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

Equity Method Investment
In June 2019, we entered into a joint venture whereby Kforce obtained a 50% noncontrolling interest in WorkLLama. We determined, based on the corporate structure and governance, that WorkLLama is a variable interest entity and not subject to consolidation, as we are not the primary beneficiary of WorkLLama because we do not have the power to direct the activities that most significantly impact WorkLLama’s economic performance. As a result, WorkLLama is accounted for as an equity method investment.
Under the joint venture operating agreement for WorkLLama, Kforce was originally obligated to make additional cash contributions subsequent to the initial contribution, contingent on WorkLLama's achievement of certain operational and financial milestones. Under the operating agreement, our maximum potential capital contributions were $22.5 million. Although the operational and financial milestones were not achieved, we contributed the full $22.5 million as of June 30, 2022. We contributed $0.5 million and $9.0 million of capital during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.
\We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs. Management’s estimate of the fair value of an investment is based on the income approach and market approach. Like most developing business enterprises, WorkLLama was impacted by the COVID-19 pandemic over the last two years. Additionally, in 2021, WorkLLama also strategically repositioned its business to focus its platform on providing its clients with an ability to directly source and engage talent. While WorkLLama is seeing demand for its platform, it has taken longer than expected to achieve its financial expectations. Given this, Kforce management determined that a triggering event had occurred. Thus, we performed an impairment test as of June 30, 2022, utilizing the market and income approaches. For the income approach, we utilized estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments, including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. The fair value determined in our impairment test is highly sensitive to changes in key assumptions, including but not limited to the discount rate that is applied to the financial projections. As a result of the impairment test, we concluded that the carrying value of the equity method investment was not impaired. However, if the joint venture is unable to achieve its financial projections or if there is a change in the assumptions used to value our interest in the joint venture, then it is reasonably possible that the carrying value of the equity investment may need to be written down to the fair value resulting in an impairment charge in a future quarter. As of June 30, 2022, the fair value of the equity investment, determined in our impairment test, exceeded the carrying value by less than ten percent.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2022, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the six months ended June 30, 2022, increased 10.4% to $853.5 million from $766.8 million in the comparable period in 2021. Revenue increased 25.1% for Technology and decreased 38.8% for FA as a result of the planned decrease in COVID-19 related business and repositioning efforts. There was a minimal amount of COVID-19 related business in the first six months of 2022 and there was $58.8 million in the first six months of 2021.
•Flex revenue for the six months ended June 30, 2022 increased 9.4% to $821.6 million from $745.2 million in the comparable period in 2021. Flex revenue increased 24.5% and decreased 43.5% for Technology and FA, respectively.
•Direct Hire revenue for the six months ended June 30, 2022 increased 47.6% to $31.9 million from $21.6 million in the comparable period in 2021.
•Gross profit margin for the six months ended June 30, 2022, increased 150 basis points to 29.9%, compared to the same period in 2021 primarily as a result of a higher mix of Direct Hire business and improved Flex gross profit margins.
•Flex gross profit margin for the six months ended June 30, 2022, increased 80 basis points to 27.1%, compared to June 30, 2021. Technology Flex gross profit margin increased 60 basis points due primarily to lower payroll taxes and lower healthcare costs, partially offset by slightly lower spreads. FA Flex gross profit margin increased 290 basis points for the six months ended June 30, 2022, respectively, as compared to the same period in 2021. The increase for the six months ended June 30, 2022 was mostly attributable to a decrease in COVID-19 related business and the repositioning of the business.
•SG&A expenses as a percentage of revenue for the six months ended June 30, 2022, increased to 22.4% from 21.2% in the comparable period in 2021 due to the sale of our corporate headquarters that occurred in the second quarter of 2021, which resulted in the recognition of a gain, higher performance-based compensation given the strength in our performance, and other investments in our business.
•Income from operations for the six months ended June 30, 2022, increased 33.8% to $46.1 million, or $2.22 per share, from $34.4 million, or $1.61 per share, in the comparable period in 2021.
•The Firm returned $32.3 million of capital to our shareholders in the form of open market repurchases totaling $20.1 million and quarterly dividends totaling $12.2 million during the six months ending June 30, 2022.
•Cash provided by operating activities was $70.8 million during the six months ended June 30, 2022, as compared to $36.6 million for the six months ended June 30, 2021.
•Cash and cash equivalents was $30.0 million as of June 30, 2022.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading clients. Our Technology and FA businesses represent our two operating segments. Our corporate headquarters is in Tampa, Florida. As of June 30, 2022, Kforce employed approximately 2,100 associates, including approximately 1,400 supporting the revenue-generating aspects of our business and approximately 700 supporting the revenue-enabling aspects. We also had approximately 10,300 consultants on assignment providing flexible staffing services and solutions to our clients. Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our 100% domestic U.S. focus, concentration on technology talent solutions (representing nearly 88% of overall revenues) and client portfolio comprised of world-class companies have been key contributors to our continued strong performance and will be key drivers to our future success.
From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. Based on information published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), these figures and trends have been trending positively since the end of the third quarter of 2020. The national unemployment rate was 3.6%, for the fourth month in a row. In the latest U.S. staffing industry forecast published by SIA in May 2022, the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to grow 12% and 8%, respectively, in 2022, and 6% and 5%, respectively, in 2023.
Operating Results - Three and Six Months Ended June 30, 2022 and 2021
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue by segment:
Technology	88.1%	77.0%	87.2%	77.0%
FA	11.9	23.0	12.8	23.0
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	96.1%	97.0%	96.3%	97.2%
Direct Hire	3.9	3.0	3.7	2.8
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	30.0%	29.5%	29.9%	28.4%
Selling, general and administrative expenses	22.0%	21.0%	22.4%	21.2%
Depreciation and amortization	0.2%	0.3%	0.3%	0.3%
Income from operations	7.8%	8.2%	7.2%	6.9%
Income from operations, before income taxes	8.4%	7.4%	7.4%	6.3%
Net income	6.2%	5.2%	5.4%	4.5%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology
Flex revenue	$375,507	23.3%	$304,645	$727,223	25.5%	$579,429
Direct Hire revenue	9,088	49.4%	6,083	17,277	59.1%	10,859
Total Technology revenue	$384,595	23.8%	$310,728	$744,500	26.1%	$590,288
FA
Flex revenue	$44,193	(49.0)%	$86,717	$94,343	(43.1)%	$165,780
Direct Hire revenue	7,728	25.3%	6,169	14,640	35.9%	10,771
Total FA revenue	$51,921	(44.1)%	$92,886	$108,983	(38.3)%	$176,551

Total Flex revenue	$419,700	7.2%	$391,362	$821,566	10.2%	$745,209
Total Direct Hire revenue	16,816	37.3%	12,252	31,917	47.6%	21,630
Total Revenue	$436,516	8.2%	$403,614	$853,483	11.3%	$766,839
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021
Billing Days	64	64	61	64	64
Technology	23.3%	26.0%	31.0%	28.9%	20.9%
FA	(49.0)%	(37.6)%	(28.9)%	(41.3)%	2.7%
Total Flex	7.2%	11.8%	16.6%	9.1%	16.3%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Technology increased 23.3% and 24.5% during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, which was driven by a combination of significant growth in the number of consultants on assignment and higher average bill rates. Given the inflationary pressures on wages and scarcity of highly skilled technology consultants, we experienced a meaningful acceleration in average bill rates, which increased 2.4% sequentially and 8.1% year-over-year during the second quarter of 2022. Notable is that we experienced this acceleration in average bill rates while maintaining stable Flex gross margins. We believe that the growth in consultants on assignment was fueled by strong secular drivers of demand, the strength of our client portfolio (primarily Fortune 1000 companies), our concentration in higher-end technology skills, and solid execution. Despite some moderate slowing in our activity levels in the second quarter compared to the historically high demand we were experiencing in 2021 and early 2022, activity levels continue to outpace pre-pandemic levels. We expect revenue growth in our Technology business in the third quarter to be in the mid-teen range on a year-over-year basis.
Our FA segment experienced a decrease in Flex revenue of 49.0% and 43.5% during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily driven by the anticipated fall off in our COVID-19 related business and the repositioning of the business. Excluding the decline in COVID-19 related business, FA Flex revenues declined nearly 15% and 13% in the quarter and year to date periods ending June 30, 2022, respectively, compared to the same periods in 2021, which was driven by the repositioning of our FA business towards more high-skilled roles. We have seen indicators of success in this repositioning as our average bill rates improved approximately 8.1% sequentially and 33.1% year-over-year in the second quarter of 2022 compared to the same period in 2021. We expect the Flex revenue in our FA business to decline in the low double-digits sequentially in the third quarter.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022 vs. June 30, 2021		June 30, 2022 vs. June 30, 2021
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$42,330	$(53,490)	$97,888	$(94,021)
Bill rate	27,874	10,978	48,620	22,572
Billable expenses	658	(12)	1,286	12
Total change in Flex revenue	$70,862	$(42,524)	$147,794	$(71,437)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	4,292	14.0%	3,766	8,414	17.0%	7,194
FA	938	(61.7)%	2,449	2,088	(56.7)%	4,825
Total Flex hours billed	5,230	(15.8)%	6,215	10,502	(12.6)%	12,019
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 37.3% and 47.6% during the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021. The increase during these periods was primarily driven by a significant increase in both the number of placements and fees, as the economic environment has improved and competition for talent has increased.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022 vs. June 30, 2021		June 30, 2022 vs. June 30, 2021
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$1,480	$496	$4,343	$2,593
Placement fee	1,525	1,063	2,075	1,276
Total change in Direct Hire revenue	$3,005	$1,559	$6,418	$3,869
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	369	24.2%	297	757	39.9%	541
FA	431	8.3%	398	860	24.1%	693
Total number of placements	800	15.1%	695	1,617	31.0%	1,234
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	$24,654	20.2%	$20,517	$22,826	13.7%	$20,084
FA	17,946	15.9%	15,478	$17,033	9.6%	$15,548
Total average placement fee	$21,040	19.4%	$17,628	$19,746	12.6%	$17,537

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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	28.6%	0.7%	28.4%	28.5%	3.6%	27.5%
FA	40.7%	23.3%	33.0%	39.1%	25.3%	31.2%
Total gross profit percentage	30.0%	1.7%	29.5%	29.9%	5.3%	28.4%
The total gross profit percentage for the three and six months ended June 30, 2022, increased 50 and 150 basis points, respectively, as compared to the same period in 2021, primarily as a result of an increased mix of Direct Hire revenue.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	26.9%	(0.4)%	27.0%	26.8%	2.3%	26.2%
FA	30.4%	7.4%	28.3%	29.6%	10.9%	26.7%
Total Flex gross profit percentage	27.2%	(0.4)%	27.3%	27.1%	3.0%	26.3%
Overall, our Flex gross profit percentage decreased 10 basis points for the three months ended June 30, 2022, and increased 80 basis points for the six months ended June 30, 2022, as compared to the same periods in 2021. The notable changes within our segments were as follows:
•Flex margins in our Technology business decreased 10 basis points for the three months ended June 30, 2022 and increased 60 basis points for the six months ended June 30, 2022, as compared to the same periods in 2021. The increase for the six months ended June 30, 2022 was primarily due to lower payroll taxes and benefit costs.
•FA Flex gross profit margins increased 210 basis points for the three months ended June 30, 2022 and increased 290 basis points for the six months ended June 30, 2022, as compared to the same periods in 2021. The increase in both periods was primarily due to the falloff of lower margin COVID-19 related business and results of our repositioning efforts as well as lower healthcare and payroll costs.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022 vs. June 30, 2021		June 30, 2022 vs. June 30, 2021
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Revenue impact	$19,109	$(12,028)	$38,683	$(19,101)
Profitability impact	(432)	928	4,751	2,725
Total change in Flex gross profit	$18,677	$(11,100)	$43,434	$(16,376)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 85.7% and 85.0% for the three and six months ended June 30, 2022, compared to 87.4% and 86.6% for the comparable periods in 2021. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents components of SG&A expenses, and expressed as a percentage of revenue (in thousands):

	2022	% of Revenue	2021	% of Revenue
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$82,368	18.9%	$73,914	18.3%
Other (1)	13,779	3.2%	10,702	2.7%
Total SG&A	$96,147	22.0%	$84,616	21.0%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$162,592	19.1%	$140,788	18.4%
Other (1)	28,604	3.4%	21,857	2.9%
Total SG&A	$191,196	22.4%	$162,645	21.2%
(1) Includes credit expense, lease expense, professional fees, travel, telephone, computer, and certain other expenses.
SG&A as a percentage of revenue increased 100 and 120 basis points for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021. The increase in both periods was due to (a) a gain on the sale of our corporate headquarters that occurred in the second quarter of 2021, (b) higher performance-based compensation given the strength in our performance, and (c) other investments in our business.
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
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Fixed asset depreciation (includes finance leases)	$628	(15.7)%	$745	$1,305	(16.0)%	$1,554
Capitalized software amortization	448	0.2%	447	864	2.9%	840
Total Depreciation and amortization	$1,076	(9.7)%	$1,192	$2,169	(9.4)%	$2,394
Other (Income) Expense, Net. Other (income) expense, net for the three and six months ended June 30, 2022, was income of $2.7 million and 1.2 million, respectively. Other (income) expense, net for the three and six months ended June 30, 2021 was expense of $3.1 million and $4.4 million, respectively. This line item primarily includes interest expense related to outstanding borrowings under our credit facility, which is partially offset by the interest income on cash held in government money market funds, and our proportionate share of the loss from WorkLLama.
During the three and six months ended June 30, 2022, Other (income) expense, net also includes $4.1 million related to a gain recognized as a result of the termination of Swap B.
During the three and six months ended June 30, 2022, our proportionate share of the loss from WorkLLama, our equity method investment, was $1.0 million and $1.8 million, respectively, and during the three and six months ended June 30, 2021, $0.5 million and $1.0 million, respectively. In addition, during the three and six month ended June 30, 2021, Other expense (income), net also included an expense of $1.8 million related to the termination of our SERP.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the six months ended June 30, 2022 and 2021 was 26.6% and 28.5%, respectively.
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

The following table presents Free Cash Flow (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$70,760	$36,574
Capital expenditures	(3,458)	(2,919)
Free cash flow	67,302	33,655
Payments on credit facility	(100,000)	—
Repurchases of common stock	(19,600)	(29,371)
Cash dividends	(12,187)	(9,532)
Contributions to WorkLLama, joint venture	(500)	(4,500)
Net proceeds from the sale of assets	—	23,742
Note receivable issued to WorkLLama, joint venture	(2,000)	—
Other	(30)	(201)
Change in cash and cash equivalents	$(67,015)	$13,793
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income from termination of Swap B, gain on the sale of the corporate headquarters, SERP termination expense, income tax expense and loss from equity method investment. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2022	2021
Three Months Ended June 30,
Net income	$26,916	$21,188
Depreciation and amortization	1,076	1,192
Gain on sale of corporate headquarters	—	(2,051)
Stock-based compensation expense	4,410	3,532
Interest expense, net	371	765
Gain from swap termination	(4,059)	—
Income tax expense	9,605	8,823
SERP termination expense	—	1,821
Loss from equity method investment	1,015	531
Adjusted EBITDA	$39,334	$35,801
Six Months Ended June 30,
Net income	$46,097	$34,449
Depreciation and amortization	2,169	2,394
Gain on sale of corporate headquarters	—	(2,051)
Stock-based compensation expense	8,848	6,935
Interest expense, net	979	1,562
Gain from swap termination	(4,059)	—
Income tax expense	16,735	13,728
SERP termination expense	—	1,821
Loss from equity method investment	1,840	1,022
Adjusted EBITDA	$72,609	$59,860

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and, if necessary, borrowings under our credit facility. At June 30, 2022 and December 31, 2021, we had $30.0 million and $97.0 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds. At June 30, 2022 and December 31, 2021, we had $0 and $100 million outstanding under our credit facility. At June 30, 2022, we had $198.6 million of borrowing availability under our credit facility.
In May 2022, we terminated Swap B in connection with the payment of all outstanding borrowings under our credit facility, which was $100.0 million at the time of repayment.
Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP as of June 30, 2022, was $20.0 million in the aggregate, which represented the fair value at the date of termination, and is recorded in Note F - Current Liabilities of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report. These benefits were fully paid in July 2022.
Cash Flows
We are principally focused on generating positive cash flow from operating activities, investing in our business to sustain our growth and meet our profitability objectives, returning capital to our shareholders through our quarterly dividends and common stock repurchase program, and selectively pursuing acquisition opportunities.
Cash provided by operating activities was $70.8 million during the six months ended June 30, 2022, as compared to $36.6 million provided during the six months ended June 30, 2021. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year increase was primarily driven by profitable revenue growth, proceeds from the termination of Swap B, and continued management of working capital.
Cash used in investing activities during the six months ended June 30, 2022 and June 30, 2021 was $6.0 million and $16.3 million, respectively, and primarily consisted of cash used for capital expenditures and contributions to WorkLLama. The year over year decrease is mostly attributable to the inclusion of $23.7 million in net proceeds from the sale of our corporate headquarters in the six months ended June 30, 2021.
Cash used in financing activities was $131.8 million during the six months ended June 30, 2022, compared to $39.1 million used during the six months ended June 30, 2021. The change was primarily driven by the repayment of $100.0 million outstanding on our credit facility and an increase in dividend payments, offset in part by an increase in the repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Six Months Ended June 30,
	2022	2021
Open market repurchases	$19,136	$29,591
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	464	336
Total cash flow impact of common stock repurchases	$19,600	$29,927

During the six months ended June 30, 2022 and 2021, Kforce declared and paid quarterly dividends of $12.2 million ($0.60 per share) and $9.5 million ($0.46 per share), respectively, which represents a 30% increase. While the Board has declared and paid a quarterly dividend since initiation in the fourth quarter of 2013, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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

Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2026. As noted above, the Firm paid the credit facility’s outstanding balance of $100.0 million resulting in an outstanding balance of $0 as of June 30, 2022, thereby resulting in $198.6 million, subject to certain covenants, of availability under the credit facility. As of June 30, 2022, we are in compliance with our credit facility covenants as described in the 2021 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants.
Prior to June 30, 2022, Kforce maintained interest rate swap agreements, which were designated as cash flow hedges, to mitigate the risk of rising interest rates. In May 2022, Kforce terminated Swap B. Refer to Note J - “Derivative Instruments and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q, for a complete discussion of our interest rate swaps.
Stock Repurchases
In February 2022, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the six months ended June 30, 2022, Kforce repurchased approximately 303,000 shares of common stock on the open market at a total cost of approximately $20.1 million and $88.8 million remained available for further repurchases under the Board-authorized common stock repurchase program at June 30, 2022.
Contractual Obligations and Commitments
Other than the changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K
CRITICAL ACCOUNTING ESTIMATES
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
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs. Management’s estimate of the fair value of an investment is based on the income approach and market approach. Like most developing business enterprises, WorkLLama was impacted by the COVID-19 pandemic over the last two years. Additionally, in 2021, WorkLLama also strategically repositioned its business to focus its platform on providing its clients with an ability to directly source and engage talent. While WorkLLama is seeing demand for its platform, it has taken longer than expected to achieve its financial expectations. Given this, Kforce management determined that a triggering event had occurred. Thus, we performed an impairment test as of June 30, 2022, utilizing the market and income approaches. For the income approach, we utilized estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments, including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. The fair value determined in our impairment test is highly sensitive to changes in key assumptions, including but not limited to the discount rate that is applied to the financial projections. As a result of the impairment test, we concluded that the carrying value of the equity method investment was not impaired. However, if the joint venture is unable to achieve its financial projections or if there is a change in the assumptions used to value our interest in the joint venture, then it is reasonably possible that the carrying value of the equity investment may need to be written down to the fair value resulting in an impairment charge in a future quarter. As of June 30, 2022, the fair value of the equity investment, determined in our impairment test, exceeded the carrying value by less than ten percent.
For a more detailed discussion of our accounting policies and critical accounting estimates, refer to Note A – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In February 2022, the Board approved an increase in our stock repurchase authorization increasing the available authorization from $23.6 million to $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30,2022	—	$—	—	$98,787,598
May 1, 2022 to May 31, 2022	4,009	$70.40	—	$98,787,598
June 1, 2022 to June 30, 2022	158,783	$62.98	158,783	$88,786,772
Total	162,792	$63.17	158,783	$88,786,772
(1) Includes 4,009 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period May 1, 2022 to May 31, 2022.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended June 30, 2022, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	August 3, 2022	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2022	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)