Form 10-Q
period 2022-09-30
KFORCE INC
filed 2022-11-02
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-26058
_________________________________________________________________

Kforce Inc.
Exact name of registrant as specified in its charter
_______________________________________________________________

Florida	59-3264661
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

1150 Assembly Drive, Suite 500, Tampa, Florida	33607
Address of principal executive offices	Zip Code
Registrant’s telephone number, including area code: (813) 552-5000
 _______________________________________________________

1001 East Palm Avenue, Tampa, Florida 33605
______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of October 28, 2022 was 20,753,646.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II, Item 1A, Risk Factors and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance; developments within the staffing sector including, but not limited to the growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our beliefs regarding the expected future benefits of our flexible working environment, the impact of the COVID-19 pandemic, inflationary pressures, rising interest rates and/or supply constraints on the global and U.S. macro-economic environments, and our business, customers, financial condition and results of operations; our ability to maintain compliance with our credit facility's covenants; our beliefs regarding potential government actions or changes in laws and regulations, including those related to the COVID-19 pandemic; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; expected funding or payment of employee benefits; estimates concerning the effects of litigation or other disputes; the impact of our joint venture's inability to achieve its financial objectives or changes in valuation assumptions, the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$437,620	$402,725	$1,291,103	$1,169,564
Direct costs	310,950	283,461	909,475	832,687
Gross profit	126,670	119,264	381,628	336,877
Selling, general and administrative expenses	94,306	88,972	285,502	251,617
Depreciation and amortization	1,045	1,026	3,214	3,420
Income from operations	31,319	29,266	92,912	81,840
Other expense (income), net	906	1,448	(333)	5,845
Income from operations, before income taxes	30,413	27,818	93,245	75,995
Income tax expense	8,151	7,650	24,886	21,378
Net income	22,262	20,168	68,359	54,617
Other comprehensive income, net of tax:
Defined benefit pension plans	—	—	—	3,103
Change in fair value of interest rate swaps	—	152	(615)	1,101
Comprehensive income	$22,262	$20,320	$67,744	$58,821

Earnings per share – basic	$1.11	$0.99	$3.38	$2.64
Earnings per share – diluted	$1.09	$0.96	$3.31	$2.57

Weighted average shares outstanding – basic	20,022	20,429	20,206	20,676
Weighted average shares outstanding – diluted	20,450	21,098	20,634	21,260
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,089	$96,989
Trade receivables, net of allowances of $1,853 and $2,342, respectively	281,124	265,322
Income tax refund receivable	35	3,010
Prepaid expenses and other current assets	10,019	6,790
Total current assets	296,267	372,111
Fixed assets, net	6,500	5,964
Other assets, net	81,758	92,629
Deferred tax assets, net	3,272	7,657
Goodwill	25,040	25,040
Total assets	$412,837	$503,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$73,030	$81,408
Accrued payroll costs	81,619	71,424
Current portion of operating lease liabilities	4,074	6,338
Income taxes payable	4,241	1,239
Other current liabilities	22	22
Total current liabilities	162,986	160,431
Long-term debt – credit facility	—	100,000
Other long-term liabilities	40,875	54,564
Total liabilities	203,861	314,995
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 73,006 and 72,997 issued, respectively	730	730
Additional paid-in capital	502,909	488,036
Accumulated other comprehensive income	6	621
Retained earnings	491,856	442,596
Treasury stock, at cost; 52,172 and 51,493 shares, respectively	(786,525)	(743,577)
Total stockholders’ equity	208,976	188,406
Total liabilities and stockholders’ equity	$412,837	$503,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2021	72,997	$730	$488,036	$621	$442,596	51,492	$(743,577)	$188,406
Net income	—	—	—	—	19,181	—	—	19,181
Issuance for stock-based compensation and dividends, net of forfeitures	(1)	—	319	—	(318)	—	—	1
Stock-based compensation expense	—	—	4,437	—	—	—	—	4,437
Employee stock purchase plan	—	—	193	—	—	(3)	49	242
Dividends ($0.30 per share)	—	—	—	—	(6,094)	—	—	(6,094)
Change in fair value of interest rate swaps, net of tax benefit of $780	—	—	—	2,302	—	—	—	2,302
Repurchases of common stock	—	—	—	—	—	147	(10,270)	(10,270)
Balance, March 31, 2022	72,996	$730	$492,985	$2,923	$455,365	51,636	$(753,798)	$198,205
Net income	—	—	—	—	26,916	—	—	26,916
Issuance for stock-based compensation and dividends, net of forfeitures	11		298	—	(298)	—	—	—
Stock-based compensation expense	—	—	4,410	—	—	—	—	4,410
Employee stock purchase plan	—	—	234	—	—	(4)	61	295
Dividends ($0.30 per share)	—	—	—	—	(6,093)	—	—	(6,093)
Change in fair value of interest rate swaps, net of tax expense of $989	—	—	—	(2,917)	—	—	—	(2,917)
Repurchases of common stock	—	—	—	—	—	162	(10,283)	(10,283)
Balance, June 30, 2022	73,007	730	497,927	6	475,890	51,794	(764,020)	210,533
Net income	—	—	—	—	22,262	—	—	22,262
Issuance for stock-based compensation and dividends, net of forfeitures	(1)	—	318	—	(319)	—	—	(1)
Stock-based compensation expense	—	—	4,445	—	—	—	—	4,445
Employee stock purchase plan	—	—	219	—	—	(5)	75	294
Dividends ($0.30 per share)	—	—	—	—	(5,977)	—	—	(5,977)
Repurchases of common stock	—	—	—	—	—	383	(22,580)	(22,580)
Balance, September 30, 2022	73,006	730	502,909	6	491,856	52,172	(786,525)	208,976

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935
Net income	—	—	—	—	13,261	—	—	13,261
Issuance for stock-based compensation and dividends, net of forfeitures	15	—	271	—	(271)	—	—	—
Stock-based compensation expense	—	—	3,403	—	—	—	—	3,403
Employee stock purchase plan	—	—	113	—	—	(4)	57	170
Dividends ($0.23 per share)	—	—	—	—	(4,786)	—	—	(4,786)
Defined benefit pension plan, no tax benefit	—	—	—	47	—	—	—	47
Change in fair value of interest rate swap, net of tax benefit of $319	—	—	—	939	—	—	—	939
Repurchases of common stock	—	—	—	—	—	317	(16,313)	(16,313)
Balance, March 31, 2021	72,615	$726	$476,165	$(3,437)	$396,849	50,740	$(693,647)	$176,656
Net income	—	—	—	—	21,188	—	—	21,188
Issuance for stock-based compensation and dividends, net of forfeitures	40	1	274	—	(273)	—	—	2
Stock-based compensation expense	—	—	3,532	—	—	—	—	3,532
Employee stock purchase plan	—	—	143	—	—	(4)	52	195
Dividends ($0.23 per share)	—	—	—	—	(4,746)	—	—	(4,746)
Defined benefit pension plan, net of tax provision of $283	—	—	—	3,056	—	—	—	3,056
Change in fair value of interest rate swap, net of tax benefit of $3	—	—	—	10	—	—	—	10
Repurchases of common stock	—	—	—	—	—	225	(13,614)	(13,614)
Balance, June 30, 2021	72,655	727	480,114	(371)	413,018	50,961	(707,209)	186,279
Net income	—	—	—	—	20,168	—	—	20,168
Issuance for stock-based compensation and dividends, net of forfeitures	(15)	(1)	260	—	(260)	—	—	(1)
Stock-based compensation expense	—	—	3,512	—	—	—	—	3,512
Employee stock purchase plan	—	—	148	—	—	(3)	45	193
Dividends ($0.26 per share)	—	—	—	—	(5,304)	—	—	(5,304)
Change in fair value of interest rate swap, net of tax benefit of $55	—	—	—	152	—	—	—	152
Repurchases of common stock	—	—	—	—	—	249	(15,030)	(15,030)
Balance, September 30, 2021	72,640	726	484,034	(219)	427,622	51,207	(722,194)	189,969
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$68,359	$54,617
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	4,386	302
Provision for credit losses	(231)	(139)
Depreciation and amortization	3,214	3,420
Stock-based compensation expense	13,293	10,448
Defined benefit pension plan expense	—	2,157
Loss (gain) on disposal or impairment of assets	155	(1,979)
Noncash lease expense	4,313	3,992
Loss on equity method investment	2,737	1,709
Other	(322)	681
Increase in operating assets
Trade receivables, net	(15,571)	(41,397)
Other assets	(1,989)	(6,384)
Increase (decrease) in operating liabilities
Accrued payroll costs	11,025	7,715
Payment of benefit under terminated pension plan	(19,965)	—
Other liabilities	8,659	24,801
Cash provided by operating activities	78,063	59,943
Cash flows from investing activities:
Capital expenditures	(4,656)	(5,026)
Contributions to WorkLLama joint venture	(500)	(7,000)
Note receivable issued to WorkLLama joint venture	(4,500)	—
Net proceeds from the sale of assets	—	23,742
Cash (used in) provided by investing activities	(9,656)	11,716
Cash flows from financing activities:
Payments on credit facility	(100,000)	—
Repurchases of common stock	(42,103)	(44,407)
Cash dividends	(18,164)	(14,836)
Payments on other financing arrangements	(40)	(271)
Cash used in financing activities	(160,307)	(59,514)
Change in cash and cash equivalents	(91,900)	12,145
Cash and cash equivalents, beginning of period	96,989	103,486
Cash and cash equivalents, end of period	$5,089	$115,631

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2022	2021
Cash Paid During the Period For:
Income taxes	$14,348	$17,845
Operating lease liabilities	5,413	5,591
Interest, net	918	1,934
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$274	$4,053
Employee stock purchase plan	831	558
Unsettled repurchases of common stock	1,030	—

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

For the three and nine months ended September 30, 2022, 428 thousand and 428 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and nine months ended September 30, 2021, 669 thousand and 584 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and nine months ended September 30, 2022, there were 304 thousand and 301 thousand anti-dilutive common stock equivalents, respectively. For the three and nine months ended September 30, 2021, there was an insignificant amount of anti-dilutive common stock equivalents.
Recently Adopted Accounting Standards
There were no new accounting standards adopted during the nine months ended September 30, 2022 that had a significant impact on our financial statements.
Recently Issued Accounting Standards Not Yet Adopted
There are no accounting standards that have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.

Note B - Reportable Segments
Kforce provides services through our Technology and Finance and Accounting (“FA”) segments. Historically, and for the three and nine months ended September 30, 2022, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended September 30,
2022
Revenue	$390,496	$47,124	$437,620
Gross profit	$107,793	$18,877	$126,670
Operating and other expenses			$96,257
Income from operations, before income taxes			$30,413
2021
Revenue	$337,230	$65,495	$402,725
Gross profit	$95,934	$23,330	$119,264
Operating and other expenses			$91,446
Income from operations, before income taxes			$27,818

Nine Months Ended September 30,
2022
Revenue	$1,134,996	$156,107	$1,291,103
Gross profit	$320,160	$61,468	$381,628
Operating and other expenses			$288,383
Income from operations, before income taxes			$93,245
2021
Revenue	$927,518	$242,046	$1,169,564
Gross profit	$258,449	$78,428	$336,877
Operating and other expenses			$260,882
Income from operations, before income taxes			$75,995

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended September 30,
2022
Revenue by type:
Flex revenue	$382,072	$40,896	$422,968
Direct Hire revenue	8,424	6,228	14,652
Total Revenue	$390,496	$47,124	$437,620
2021
Revenue by type:
Flex revenue	$330,170	$59,003	$389,173
Direct Hire revenue	7,060	6,492	13,552
Total Revenue	$337,230	$65,495	$402,725
Nine Months Ended September 30,
2022
Revenue by type:
Flex revenue	$1,109,294	$135,239	$1,244,533
Direct Hire revenue	25,702	20,868	46,570
Total Revenue	$1,134,996	$156,107	$1,291,103
2021
Revenue by type:
Flex revenue	$909,599	$224,783	$1,134,382
Direct Hire revenue	17,919	17,263	35,182
Total Revenue	$927,518	$242,046	$1,169,564

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three and nine months ended September 30, 2022.
The following table presents the activity within the allowance for credit losses on trade receivables for the nine months ended September 30, 2022 (in thousands):

Allowance for credit losses, January 1, 2022	$1,729
Current period provision (credit)	(231)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(240)
Allowance for credit losses, September 30, 2022	$1,258
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.6 million and $0.6 million at September 30, 2022 and December 31, 2021, respectively, for reserves unrelated to credit losses.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Assets held in Rabbi Trust	$30,199	$41,607
Right-of-use assets for operating leases, net	10,331	15,395
Capitalized software, net (1)	16,404	14,666
Equity method investment (2)	14,772	17,008
Deferred loan costs, net	939	1,115
Notes receivable (3)	4,500	—
Other non-current assets	4,613	2,838
Total Other assets, net	$81,758	$92,629
(1) Accumulated amortization of capitalized software was $36.3 million and $35.5 million as of September 30, 2022 and December 31, 2021, respectively.
(2) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on this WorkLLama investment was $0.9 million and $2.7 million for the three months and nine months ended September 30, 2022, respectively. In addition, Kforce contributed $0.5 million and $9.0 million of capital during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. Refer to Note L - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.
(3) In the three months ended June 30, 2022, Kforce loaned WorkLLama LLC $2.0 million, pursuant to a secured promissory note. In the three months ended September 30, 2022, Kforce amended the secured promissory note and increased the total amount available to loan to WorkLLama by an additional $4.0 million, of which an additional $2.5 million was extended, resulting in an outstanding balance of $4.5 million at September 30, 2022. All of the notes have the same terms, bearing interest at 7% annually with principal and accrued interest payable in a single payment in June 2025.
Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable and other accrued liabilities:
Accounts payable	$52,032	$40,241
Accrued liabilities	20,998	41,167
Total Accounts payable and other accrued liabilities	$73,030	$81,408
Accrued payroll costs:
Payroll and benefits	$54,470	$43,738
Payroll taxes	22,432	22,466
Health insurance liabilities	3,895	4,474
Workers’ compensation liabilities	822	746
Total Accrued payroll costs	$81,619	$71,424
Our accounts payable balance includes vendor and third party payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates), other accrued liabilities and amounts owed under the Supplemental Executive Retirement Plan (‘SERP ”). Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP, as of June 30, 2022 and December 31, 2021, was $20.0 million in the aggregate. In July 2022, the amount owed was fully paid thereby reducing accrued liabilities and relieving us of any future obligation related to the SERP.
Our payroll taxes as of September 30, 2022 and December 31, 2021 include approximately $19.3 million in payroll tax payments as a result of the application of the CARES Act 2020, which is anticipated to be repaid no later than December 31, 2022.

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
In May 2022, the Firm repaid the outstanding balance of $100.0 million in connection with the termination of its Swap B (as defined in Note J - “Derivative Instruments and Hedging Activity” to these financial statements) with a notional amount of $100.0 million. As of September 30, 2022 and December 31, 2021, $0 and $100.0 million was outstanding under the Amended and Restated Credit Facility.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred compensation plan	$32,990	$42,623
Operating lease liabilities	7,877	11,919
Other long-term liabilities	8	22
Total Other long-term liabilities	$40,875	$54,564
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
Restricted stock (including RSAs and RSUs) is granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package for attraction and retention purposes. Restricted stock granted during the nine months ended September 30, 2022 will vest over a period of one to ten years, with vesting occurring in equal annual installments.
During the three and nine months ended September 30, 2022, stock-based compensation expense was $4.5 million and $13.3 million, respectively. During the three and nine months ended September 30, 2021, stock-based compensation expense was $3.5 million and $10.5 million, respectively, and is included in Selling, general and administrative expenses.
The following table presents the restricted stock activity for the nine months ended September 30, 2022 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2021	1,083	$48.86
Granted	42	$61.38
Forfeited	(33)	$51.24
Vested	(43)	$45.69	$2,831
Outstanding at September 30, 2022	1,049	$49.65
As of September 30, 2022, total unrecognized stock-based compensation expense related to restricted stock was $37.2 million, which will be recognized over a weighted-average remaining period of 4.3 years.

Note J - Derivative Instruments and Hedging Activity
As of September 30, 2022, the Firm did not have any outstanding derivative instruments. On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap A”). Swap A was effective on May 31, 2017 and matured on April 29, 2022. Other information related to Swap A is as follows: Notional amount - $25.0 million; and Fixed interest rate - 1.81%.
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
In May 2022, the Firm terminated Swap B in anticipation of paying the outstanding amount on its credit facility, which was $100.0 million. At the termination of Swap B, the amount recorded in Accumulated other comprehensive income was recognized. The Firm received $4.1 million in income, which represented the gain and fair value of Swap B at the time of termination, and is included in other income in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income.
Both Swap A and B were designated as cash flow hedges. The change in the fair value of the Swaps was previously recorded as a component of Accumulated other comprehensive income (loss) in the unaudited consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Accumulated derivative instrument gain (loss), beginning of period	$823	$(1,774)
Net change associated with current period hedging transactions (1)	(823)	1,478
Accumulated derivative instrument gain (loss), end of period	$—	$(296)

(1) The accumulated derivative instrument activity as of the end the nine month period ending September 30, 2022, includes the beginning balance of $823 thousand, a change in fair value of $3.1 million and a reversal due to termination of $3.9 million resulting in an ending balance of zero.
Note K - Fair Value Measurements
Our interest rate swaps were previously measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and were recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. In April 2022, Swap A matured and in May 2022, we terminated Swap B. At September 30, 2022, Kforce had no interest rate swaps. Refer to Note J - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2022. The fair value of the interest rate swap derivative instrument asset at December 31, 2021 was $823 thousand and was classified as a Level 2 instrument.
Note L - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At September 30, 2022, our liability would be approximately $38.2 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason and $13.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
Litigation and Loss Contingencies
Except as stated below, there have been no material developments with regard to the legal proceedings previously disclosed in our 2021 Annual Report on Form 10-K or in our Form 10-Q for the quarter ending June 30, 2022.

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
On November 18, 2020, Kforce Inc., et al. was served with a complaint brought in the Superior Court of the State of California, San Diego County, which was subsequently amended on January 21, 2021, to add Kforce Flexible Solutions as a party. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case Number: 37-2020-00030994-CU-OE-CTL. The former employee purports to bring a representative action on his own behalf and on behalf of other allegedly aggrieved employees pursuant to PAGA alleging violations of the Labor Code. The plaintiff seeks civil penalties, interest, attorney’s fees, and costs under the Labor Code for alleged failure to: properly calculate and pay all earned minimum and overtime wages; provide and pay for work performed during meal and rest periods; reimburse business expenses; provide compliant wage statements; and provide unused vacation wages upon termination. The parties reached a preliminary settlement agreement to resolve this matter along with Elliott-Brand, et al. v. Kforce Inc., et al., and the Court granted preliminary approval on September 21, 2022. The settlement agreement is subject to final approval by the Court. Plaintiff Buchsbaum has been added as a plaintiff to the Elliott-Brand lawsuit, and this lawsuit will be dismissed after the Court’s final approval of the settlement. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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
On December 24, 2020, a complaint was filed against Kforce Inc., et al. in Superior Court of the State of California, Los Angeles County. Sydney Elliott-Brand, et al. v. Kforce Inc., et al., Case Number: 20STCV49193. On January 7, 2022, the lawsuit was amended to add Bernardo Buchsbaum and Josie Meister as plaintiffs and to add claims under PAGA and the Fair Labor Standards Act, 29 U.S.C. §§ 201, et seq. On behalf of themselves and a putative class and collective of talent recruiters and allegedly aggrieved employees in California and nationwide, the plaintiffs purport to bring a class action for alleged violations of the Labor Code, Industrial Welfare Commission Wage Orders, and the California Business and Professions Code, §17200, et seq., a collective action for alleged violations of FLSA, and a PAGA action for alleged violations of the Labor Code. The plaintiffs seek payment to recover unpaid wages and benefits, interest, attorneys’ fees, costs and expenses, penalties, and liquidated damages for alleged failure to: properly calculate and pay all earned minimum and overtime wages; provide meal and rest periods or provide compensation in lieu thereof; provide accurate itemized wage statements; reimburse for all business expenses; pay wages due upon separation; and pay for all hours worked over forty hours in one or more workweeks. Plaintiffs also seek an order requiring defendants to restore and disgorge all funds acquired by means of unfair competition under the California Business and Professions Code. The parties reached an agreement to resolve this matter along with Lewis, et al. v. Kforce Inc. and Buchsbaum, et al. v. Kforce Inc., et al., which was preliminarily approved by the Court on September 21, 2022, and we have set reserves accordingly. The settlement agreement is subject to final approval by the Court. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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
Under the joint venture operating agreement for WorkLLama, Kforce was originally obligated to make additional cash contributions subsequent to the initial contribution, contingent on WorkLLama's achievement of certain operational and financial milestones. Under the operating agreement, our maximum potential capital contributions were $22.5 million. Although the operational and financial milestones were not achieved, we contributed the full $22.5 million as of September 30, 2022. We contributed $0.5 million and $9.0 million of capital during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs. Management’s estimate of the fair value of an investment is based on the income approach and market approach. Like most developing business enterprises, WorkLLama was impacted by the COVID-19 pandemic over the last two years. Additionally, in 2021, WorkLLama also strategically repositioned its business to focus its platform on providing its clients with an ability to directly source and engage talent. While WorkLLama is seeing demand for its platform, it was taking longer than expected to achieve its original financial expectations. Given this, Kforce management determined that an indicator of impairment had occurred in the second quarter of 2022. Thus, we performed an impairment test as of June 30, 2022, utilizing the market and income approaches. For the income approach, we utilized estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments, including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. The fair value determined in our impairment test is highly sensitive to changes in key assumptions, including but not limited to the discount rate that is applied to the financial projections. As a result of the impairment test, we concluded that the carrying value of the equity method investment was not impaired. At June 30, 2022, the fair value of the equity investment, determined in our impairment test, exceeded the carrying value by less than ten percent.
We have not identified any indicators that an other than temporary impairment has occurred in the three months ended September 30, 2022 that would require further analysis. We will continue to monitor potential indicators in future quarters that may have a bearing on the recoverability of the carrying value of our investment.
Lease commitments
We lease office space and certain equipment under operating leases that expire between 2022 and 2033. The terms of the leases provide for rental payments on a graduated scale, options to renew the leases (one to five years), landlord incentives or allowances, and periods of free rent.
During the year ended December 31, 2021, we entered into a lease agreement for office space in Tampa, Florida, that will become our new corporate headquarters. This new lease for office space is intended to replace our current headquarters, also in Tampa, Florida, the lease for which expires November 2022. Lease payments will be required beginning July 1, 2023. During October 2022, we began occupying the facility, which also signified the start of the accounting lease commencement date for financial reporting purposes. The new lease requires aggregate future lease payments of approximately $10.9 million over the entire lease term, which includes annual upward adjustments, and has a non-cancellable lease term of 129 months, excluding renewal options.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2022, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the nine months ended September 30, 2022, increased 9.8%, on a billing day basis, to $1,291.1 million from $1,169.6 million in the comparable period in 2021. Revenue increased 21.7% for Technology and decreased 35.8% for FA, on a billing day basis. The decrease in FA is primarily a result of the planned decrease in COVID-19 related business and repositioning efforts. There was a minimal amount of COVID-19 related business in the first nine months of 2022 compared to $66.3 million in the first nine months of 2021.
•Flex revenue for the nine months ended September 30, 2022 increased 9.1%, on a billing day basis, to $1,244.5 million from $1,134.4 million in the comparable period in 2021. Flex revenue increased 21.3% and decreased 40.1% for Technology and FA, respectively, on a billing day basis..
•Direct Hire revenue for the nine months ended September 30, 2022 increased 32.4% to $46.6 million from $35.2 million in the comparable period in 2021.
•Gross profit margin for the nine months ended September 30, 2022, increased 80 basis points to 29.6%, compared to the same period in 2021 primarily as a result of a higher mix of Direct Hire business and improved Flex gross profit margins.
•Flex gross profit margin for the nine months ended September 30, 2022, increased 30 basis points to 26.9%, compared to September 30, 2021. Technology Flex gross profit margin increased 10 basis points for the nine months ended September 30, 2022, as compared to the same period in 2021. FA Flex gross profit margin increased 280 basis points for the nine months ended September 30, 2022, respectively, as compared to the same period in 2021. The increase for the nine months ended September 30, 2022 was primarily attributable to a decrease in COVID-19 related business and the repositioning of the business.
•SG&A expenses as a percentage of revenue for the nine months ended September 30, 2022, increased to 22.1% from 21.5% in the comparable period in 2021 due to the sale of our corporate headquarters that occurred in the second quarter of 2021, which offset SG&A expenses and resulted in the recognition of a gain, higher performance-based compensation given the strength in our performance, and other investments in our business.
•Income from operations for the nine months ended September 30, 2022, increased 25.2% to $68.4 million, or $3.31 per share, from $54.6 million, or $2.57 per share, in the comparable period in 2021.
•The Firm returned $60.8 million of capital to our shareholders in the form of open market repurchases totaling $42.6 million and quarterly dividends totaling $18.2 million during the nine months ending September 30, 2022.
•Cash provided by operating activities was $78.1 million during the nine months ended September 30, 2022, as compared to $59.9 million for the nine months ended September 30, 2021.
•Cash and cash equivalents was $5.1 million as of September 30, 2022.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading clients. Our Technology and FA businesses represent our two operating segments. Our corporate headquarters is in Tampa, Florida. As of September 30, 2022, Kforce employed approximately 2,100 associates, including approximately 1,400 supporting the revenue-generating aspects of our business and approximately 700 supporting the revenue-enabling aspects. We also had approximately 10,100 consultants on assignment providing flexible staffing services and solutions to our clients. Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our 100% domestic U.S. focus, concentration on technology talent solutions (representing nearly 90% of overall revenues) and client portfolio comprised of world-class companies have been key contributors to our continued strong performance and will be key drivers to our future success.
From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. Based on information published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), these figures and trends have been trending positively since the end of the third quarter of 2020. The national unemployment rate fell to 3.5% at the end of September 2022. In the latest U.S. staffing industry forecast published by SIA in September 2022, the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to grow 16% and 12%, respectively, in 2022, and 8% and 7%, respectively, in 2023.
The macro environment certainly became cloudier in the third quarter ended September 30, 2022, with persistently elevated levels of inflation, rapidly rising interest rates, which, among other reasons, is impacting prospects for global and domestic economic growth. While trends in the third quarter were below levels experienced in 2021 and the first half of 2022, they remain above pre-pandemic levels.
Operating Results - Three and Nine Months Ended September 30, 2022 and 2021
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue by segment:
Technology	89.2%	83.7%	87.9%	79.3%
FA	10.8	16.3	12.1	20.7
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	96.7%	96.6%	96.4%	97.0%
Direct Hire	3.3	3.4	3.6	3.0
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.0%	29.6%	29.6%	28.8%
Selling, general and administrative expenses	21.6%	22.1%	22.1%	21.5%
Depreciation and amortization	0.2%	0.3%	0.2%	0.3%
Income from operations	7.2%	7.3%	7.2%	7.0%
Income from operations, before income taxes	6.9%	6.9%	7.2%	6.5%
Net income	5.1%	5.0%	5.3%	4.7%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology
Flex revenue	$382,072	15.7%	$330,170	$1,109,294	22.0%	$909,599
Direct Hire revenue	8,424	19.3%	7,060	25,702	43.4%	17,919
Total Technology revenue	$390,496	15.8%	$337,230	$1,134,996	22.4%	$927,518
FA
Flex revenue	$40,896	(30.7)%	$59,003	$135,239	(39.8)%	$224,783
Direct Hire revenue	6,228	(4.1)%	6,492	20,868	20.9%	17,263
Total FA revenue	$47,124	(28.0)%	$65,495	$156,107	(35.5)%	$242,046

Total Flex revenue	$422,968	8.7%	$389,173	$1,244,533	9.7%	$1,134,382
Total Direct Hire revenue	14,652	8.1%	13,552	46,570	32.4%	35,182
Total Revenue	$437,620	8.7%	$402,725	$1,291,103	10.4%	$1,169,564
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Flex Revenue Growth Rates
	(Per Billing Day)
	Q3 2022	Q2 2022	Q1 2022	Q4 2021	Q3 2021
Billing Days	64	64	64	61	64
Technology	15.7%	23.3%	26.0%	31.0%	28.9%
FA	(30.7)%	(49.0)%	(37.6)%	(28.9)%	(41.3)%
Total Flex	8.7%	7.2%	11.8%	16.6%	9.1%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Technology increased 15.7% and 21.3%, on a billing day basis, during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, which was driven by a combination of significant growth in the number of consultants on assignment and higher average bill rates. Given the inflationary pressures on wages and scarcity of highly skilled technology consultants, we have continued to experience a meaningful acceleration in average bill rates, which increased 1.4% sequentially and 8.3% year-over-year during the third quarter of 2022. We believe that the growth in consultants on assignment was fueled by strong secular drivers of demand, the strength of our client portfolio, our concentration in highly-skilled technology talent, and solid execution. We expect revenue growth in our Technology business in the fourth quarter to be in the high single digits on a year-over-year basis and to grow on a sequential basis.
Our FA segment experienced a decrease in Flex revenue of 30.7% and 40.1%, on a billing day basis, during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, primarily driven by the intended fall off in our COVID-19 related business and repositioning efforts. Excluding the decline in COVID-19 related business, FA Flex revenues declined approximately 20.6% and 14.7% in the quarter and year to date periods ending September 30, 2022, respectively, compared to the same periods in 2021, which was driven by the repositioning of our FA business towards more high-skilled roles. We have seen indicators of success in this repositioning as our average bill rates improved approximately 6.2% sequentially and 28.5% year-over-year in the third quarter of 2022 compared to the same period in 2021. We expect Flex revenue in our FA business to increase in the low single digits sequentially in the fourth quarter primarily due to a project supporting Hurricane Ian recovery efforts.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022 vs. September 30, 2021		September 30, 2022 vs. September 30, 2021
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$22,544	$(27,183)	$120,752	$(121,766)
Bill rate	29,270	9,064	77,569	32,198
Billable expenses	88	12	1,374	24
Total change in Flex revenue	$51,902	$(18,107)	$199,695	$(89,544)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	4,308	6.9%	4,031	12,722	13.3%	11,226
FA	816	(46.1)%	1,515	2,904	(54.2)%	6,339
Total Flex hours billed	5,124	(7.6)%	5,546	15,626	(11.0)%	17,565
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 8.1% and 32.4% during the three and nine months ended September 30, 2022, respectively, as compared to the same period in 2021. The increase during the three month period was primarily driven by higher placement fees. The increase during the nine month period was primarily driven by a significant increase in both the number of placements and placement fees, though there has been a moderation in the performance of this more cyclically sensitive business in the second half of 2022 given macro-economic concerns.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022 vs. September 30, 2021		September 30, 2022 vs. September 30, 2021
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$1,254	$(976)	$5,777	$1,680
Placement fee	110	712	2,006	1,925
Total change in Direct Hire revenue	$1,364	$(264)	$7,783	$3,605

The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	341	17.6%	290	1,098	32.1%	831
FA	341	(15.0)%	401	1,201	9.8%	1,094
Total number of placements	682	(1.3)%	691	2,299	19.4%	1,925
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	$24,683	1.3%	$24,360	$23,403	8.5%	$21,576
FA	18,269	12.9%	16,181	17,384	10.2%	15,780
Total average placement fee	$21,478	9.5%	$19,611	$20,260	10.8%	$18,282
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	27.6%	(2.8)%	28.4%	28.2%	1.1%	27.9%
FA	40.1%	12.6%	35.6%	39.4%	21.6%	32.4%
Total gross profit percentage	29.0%	(2.2)%	29.6%	29.6%	2.8%	28.8%
The total gross profit percentage for the three months ended September 30, 2022, decreased 60 basis points as compared to the same period in 2021, primarily due to higher utilization of paid time off by our consultants and slight spread compression in our Technology Flex business. Total gross profit percentage for the nine months ended September 30, 2022 increased 80 basis points as compared to the same period in 2021, primarily as a result of an increased mix of Direct Hire revenue and the run off of the COVID-19 related business.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Technology	26.0%	(3.3)%	26.9%	26.5%	0.4%	26.4%
FA	30.9%	8.4%	28.5%	30.0%	10.3%	27.2%
Total Flex gross profit percentage	26.5%	(2.6)%	27.2%	26.9%	1.1%	26.6%
Overall, our Flex gross profit percentage decreased 70 basis points for the three months ended September 30, 2022, and increased 30 basis points for the nine months ended September 30, 2022, as compared to the same periods in 2021. The notable changes within our segments were as follows:
•Flex margins in our Technology business decreased 90 basis points for the three months ended September 30, 2022 and increased 10 basis points for the nine months ended September 30, 2022, as compared to the same periods in 2021. The decrease for the three months ended September 30, 2022 was primarily due to expected higher utilization of paid time off by our consultants and slight compression in spreads, which was slightly offset by lower payroll taxes.
•FA Flex gross profit margins increased 240 basis points for the three months ended September 30, 2022 and increased 280 basis points for the nine months ended September 30, 2022, as compared to the same periods in 2021. The increase in both periods was primarily due to the intended falloff of lower margin COVID-19 related business and our repositioning efforts as well as lower healthcare and payroll costs.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022 vs. September 30, 2021		September 30, 2022 vs. September 30, 2021
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Revenue impact	$13,971	$(5,168)	$52,806	$(24,366)
Profitability impact	(3,476)	979	1,122	3,801
Total change in Flex gross profit	$10,495	$(4,189)	$53,928	$(20,565)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 85.3% and 85.1% for the three and nine months ended September 30, 2022, compared to 84.9% and 86.0% for the comparable periods in 2021. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents components of SG&A expenses, and expressed as a percentage of revenue (in thousands):

	2022	% of Revenue	2021	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$80,425	18.4%	$75,537	18.8%
Other (1)	13,881	3.2%	13,435	3.3%
Total SG&A	$94,306	21.6%	$88,972	22.1%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$243,017	18.8%	$216,324	18.5%
Other (1)	42,485	3.3%	35,293	3.0%
Total SG&A	$285,502	22.1%	$251,617	21.5%
(1) Includes credit expense, lease expense, professional fees, travel, telephone, computer, and certain other expenses.
SG&A as a percentage of revenue decreased 60 basis points for the three months ended September 30, 2022, and increased 60 basis points for the nine months ended September 30, 2022, compared to the same periods in 2021, respectively. The decrease in the three month period was mostly driven by lower performance based compensation costs as a result of the lower Flex gross margins in the third quarter and lower professional fees. The increase in the nine month period was primarily driven by (a) higher performance based compensation costs, (b) a gain on the sale of our corporate headquarters that occurred in the second quarter of 2021; and (c) other investments in our business.
The Firm continues to focus on generating increased operating leverage through solid revenue growth, improved productivity of our associates, structural reductions in operating costs and continuing to exercise solid expense discipline. We are also continuing to make investments in our business, even with some moderation in our revenue growth in the second half of 2022, with a particular focus on improving our back-office productivity.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Fixed asset depreciation (includes finance leases)	$597	(2.0)%	$609	$1,902	(12.1)%	$2,164
Capitalized software amortization	448	7.4%	417	1,312	4.5%	1,256
Total Depreciation and amortization	$1,045	1.9%	$1,026	$3,214	(6.0)%	$3,420
Other Expense (Income), Net. Other expense (income), net for the three and nine months ended September 30, 2022, was expense of $0.9 million and income of $0.3 million, respectively. Other (income) expense, net for the three and nine months ended September 30, 2021 was expense of $1.4 million and $5.8 million, respectively. This line item primarily includes interest expense related to outstanding borrowings under our credit facility, which is partially offset by the interest income on cash held in government money market funds, and our proportionate share of the loss from WorkLLama.
During the nine months ended September 30, 2022, Other expense (income), net also includes $4.1 million related to a gain recognized as a result of the termination of Swap B.

During the three and nine months ended September 30, 2022, our proportionate share of the loss from WorkLLama, our equity method investment, was $0.9 million and $2.7 million, respectively, and during the three and nine months ended September 30, 2021, $0.7 million and $1.7 million, respectively. In addition, during the nine month ended September 30, 2021, Other (income) expense, net also included an expense of $1.8 million related to the termination of our SERP.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the nine months ended September 30, 2022 and 2021 was 26.7% and 28.1%, respectively.
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
The following table presents Free Cash Flow (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$78,063	$59,943
Capital expenditures	(4,656)	(5,026)
Free cash flow	73,407	54,917
Payments on credit facility	(100,000)	—
Repurchases of common stock	(42,103)	(44,407)
Cash dividends	(18,164)	(14,836)
Contributions to WorkLLama joint venture	(500)	(7,000)
Net proceeds from the sale of assets	—	23,742
Note receivable issued to WorkLLama joint venture	(4,500)	—
Other	(40)	(271)
Change in cash and cash equivalents	$(91,900)	$12,145
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

The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2022	2021
Three Months Ended September 30,
Net income	$22,262	$20,168
Depreciation and amortization	1,045	1,026
Stock-based compensation expense	4,445	3,512
Interest expense, net	9	750
Income tax expense	8,151	7,650
Loss from equity method investment	896	687
Adjusted EBITDA	$36,808	$33,793
Nine Months Ended September 30,
Net income	$68,359	$54,617
Depreciation and amortization	3,214	3,420
Gain on sale of corporate headquarters	—	(2,051)
Stock-based compensation expense	13,293	10,447
Interest expense, net	988	2,312
Gain from swap termination	4,059	—
Income tax expense	24,886	21,378
SERP termination expense	—	1,821
Loss from equity method investment	2,737	1,709
Adjusted EBITDA	$117,536	$93,653

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and, if necessary, borrowings under our credit facility. At September 30, 2022 and December 31, 2021, we had $5.1 million and $97.0 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds. At September 30, 2022 and December 31, 2021, we had $0 and $100.0 million outstanding under our credit facility. At September 30, 2022, we had $198.7 million of borrowing availability under our credit facility.
In May 2022, we terminated Swap B in connection with the payment of all outstanding borrowings under our credit facility, which was $100.0 million at the time of repayment.
Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. The benefits owed to the two participants under the SERP at the end of the second quarter of 2022 was $20.0 million in the aggregate, which represented the fair value at the date of termination. These benefits were fully paid in July 2022.
Cash Flows
We are principally focused on generating positive cash flow from operating activities, investing in our business to sustain our growth and meet our profitability objectives, returning capital to our shareholders through our quarterly dividends and common stock repurchase program, and selectively pursuing acquisition opportunities.
Cash provided by operating activities was $78.1 million during the nine months ended September 30, 2022, as compared to $59.9 million provided during the nine months ended September 30, 2021. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. Cash used in operating activities during the nine month period ended September 30, 2022 includes the payment of $20.0 million for amounts owed to two participants under the terminated SERP noted above. The year-over-year increase in cash provided by operating activities was primarily driven by profitable revenue growth, proceeds from the termination of Swap B, and continued management of working capital.
Cash used in investing activities during the nine months ended September 30, 2022 was $9.7 million and primarily consisted of cash used for capital expenditures of $4.7 million and the issuance of notes receivable from WorkLLama for $4.5 million. Cash provided by investing activities during the nine months ended September 30, 2021, was $11.7 million and included $23.7 million in net proceeds from the sale of our corporate headquarters, offset in part by cash used for capital expenditures and cash contributed to WorkLLama.
Cash used in financing activities was $160.3 million during the nine months ended September 30, 2022, compared to $59.5 million during the nine months ended September 30, 2021. The change was primarily driven by the repayment of $100.0 million outstanding on our credit facility and an increase in dividend payments, offset in part by a decrease in the repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Open market repurchases	$41,572	$43,973
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	531	434
Total cash flow impact of common stock repurchases	$42,103	$44,407

During the nine months ended September 30, 2022 and 2021, Kforce declared and paid quarterly dividends of $18.2 million ($0.90 per share) and $14.8 million ($0.72 per share), respectively, which represents a 25% increase.on a per share basis. While the Board has declared and paid a quarterly dividend since initiation in the fourth quarter of 2013, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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

Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2026. As noted above, the Firm paid the credit facility’s outstanding balance of $100.0 million resulting in an outstanding balance of $0 as of September 30, 2022, thereby resulting in $198.7 million, subject to certain covenants, of availability under the credit facility. As of September 30, 2022, we are in compliance with our credit facility covenants as described in the 2021 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants.
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
Stock Repurchases
In February 2022, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the nine months ended September 30, 2022, Kforce repurchased approximately 684,000 shares of common stock on the open market at a total cost of approximately $42.6 million and $66.3 million remained available for further repurchases under the Board-authorized common stock repurchase program at September 30, 2022.
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
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs. Management’s estimate of the fair value of an investment is based on the income approach and market approach. Like many developing business enterprises, WorkLLama was impacted by the COVID-19 pandemic over the last two years. Additionally, in 2021, WorkLLama also strategically repositioned its business to focus its platform on providing its clients with an ability to directly source and engage talent. While WorkLLama is seeing demand for its platform, it has taken longer than expected to achieve its financial expectations. Given this, Kforce management determined that an indicator of impairment had occurred in the second quarter of 2022. Thus, we performed an impairment test as of June 30, 2022, utilizing the market and income approaches. For the income approach, we utilized estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments, including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. The fair value determined in our impairment test is highly sensitive to changes in key assumptions, including but not limited to the discount rate that is applied to the financial projections. As a result of the impairment test, we concluded that the carrying value of the equity method investment was not impaired. However, if the joint venture is unable to achieve its financial projections or if there is a change in the assumptions used to value our interest in the joint venture, then it is reasonably possible that the carrying value of the equity investment may need to be written down to the fair value resulting in an impairment charge in a future quarter. As of June 30, 2022, the fair value of the equity investment, determined in our impairment test, exceeded the carrying value by less than ten percent.
We have not identified any indicators that an other than temporary impairment has occurred in the three months ended September 30, 2022 that would require further analysis. We will continue to monitor potential indicators in future quarters that may have a bearing on the recoverability of the carrying value of our investment.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In February 2022, the Board approved an increase in our stock repurchase authorization increasing the available authorization from $23.6 million to $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	69,574	$62.49	69,574	$84,438,951
August 1, 2022 to August 31, 2022	128,530	$57.70	127,368	$77,089,873
September 1, 2022 to September 30, 2022	184,162	$58.73	184,162	$66,273,639
Total	382,266	$59.07	381,104	$66,273,639
(1) Includes 1,162 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period August 1, 2022 to August 31, 2022.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended September 30, 2022, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	November 2, 2022	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2022	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)