Form 10-K
period 2022-12-31
KFORCE INC
filed 2023-02-24
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and

“emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was $952,031,150. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 22, 2023 was 20,321,574.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 20, 2023 (“Proxy Statement”)	Part III

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance, including our expectations regarding the future growth or decline in revenue of each segment of our business; developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a constraint in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our beliefs regarding the expected future benefits of our flexible working environment; our ability to maintain compliance with our credit facility's covenants; potential government actions or changes in laws and regulations; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I
ITEM 1.     BUSINESS.
COMPANY OVERVIEW
Kforce Inc., along with its subsidiaries (collectively, “Kforce”), is a leading domestic provider of technology and finance and accounting talent solutions primarily to many innovative and industry-leading companies. While Kforce was incorporated in 1994 and completed its initial public offering in August 1995, we have been providing domestic staffing services through our predecessor companies since 1962.
Over the last decade, we have driven significant, strategic change at Kforce including, but not limited to, streamlining the focus of our business on providing technology talent solutions. Since the 2008 financial crisis, we successfully divested a number of businesses that we did not believe aligned with our vision to become a technology services focused organization. Those divestitures included our clinical research business (sold in March 2012), our healthcare staffing business (sold in August 2014), the assets of a business based in Manila, Philippines (sold in September 2017), our federal government solutions business (sold in April 2019), and our federal government product business (sold in June 2019). Our Technology business now comprises nearly 90% of our overall revenues with the remainder being our finance and accounting (“FA”) business.
In the fourth quarter of 2022, we moved into our new corporate headquarters in Tampa, Florida. The design of our new space is modern, open and technology-enabled and we believe it provides a flexible environment for our associates to work effectively. We have successfully transitioned many of our other offices to align with our Office OccasionalSM strategy and will continue to transition our remaining offices as they come up for renewal. The shift in strategy to Office OccasionalSM has allowed us to introduce a new design and streamline our overall physical footprint, which has led to a 40% decline in overall square footage compared to pre-pandemic periods. We expect further declines as remaining offices transition upon renewal.
Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other large companies. Our 10 largest clients represented approximately 25% of revenue for the year ended December 31, 2022.
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
Our Technology Business
We provide talent solutions by striving to comprehensively understand our clients’ requirements and match their requirements with qualified candidates in highly skilled areas including, but not limited to, systems/applications architecture and development (mobility and/or web), data management and analytics, business and artificial intelligence, machine learning, project and program management, and network architecture and security.
Driven by a shift in the breadth of service offerings our clients were looking for from Kforce, one of our strategies over the last several years has been to invest in organically building our managed teams and project solutions capabilities in order to provide a higher-value, differentiated offering to our clients. We believe Kforce has been successfully winning these more complex engagements due to the strong, long-standing partnerships we have built with our clients, our reputation for delivering quality services and our capability in identifying quality technology talent. Going forward, we expect to further integrate this capability into our Technology business as we continue to solve increasingly complex challenges for our clients.
We provide our clients with qualified individuals (“consultants”), or teams of consultants, on a temporary basis when the consultant's set of skills and experience is the right match for our clients. We refer to this as our Flex offering, which comprised roughly 98% of overall Technology revenues in 2022. We also identify qualified individuals (“candidates”) for permanent placement with our clients. We refer to this as our Direct Hire offering, which comprised approximately 2% of overall Technology revenue in 2022.
We provide services to clients in a variety of industries with a diversified footprint in, among others, financial and business services, communications, insurance, retail and technology. No single industry represents more than approximately 16% of our overall Technology revenues in 2022. In addition, no single client comprised more than 5% of overall Firm revenues in 2022.
The September 2022 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing is forecasted to experience growth of 16% and 8%, respectively, in 2022 and 2023. While we believe the evolving macro-economic environment may result in SIA lowering their expectations of growth for 2023, we expect the technology staffing market to be more resilient than the overall macro-economic environment to adverse economic climates. Digital transformation, as a general trend, is driving organizations across all industries to increase their technology investments as competition and the speed of change intensifies. Nontraditional competitors are also entering new emerging technologies and markets. This development puts increased pressure on companies to invest in innovation and the evolution of their business models. We believe the secular drivers of technology spend is driving many companies to become increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. At the macro level, demand is also being driven by an ever-changing and complex regulatory and employment law environment, which increases the overall cost of employment for many companies. We believe that these factors, among others, are continuing to drive companies to look to temporary staffing and solutions providers, such as Kforce, to meet their human capital needs.
We believe the performance of our Technology business in 2022 was very solid as revenues improved 18% on a billing day basis, year-over-year to $1.5 billion after growing more than 22% in 2021 on a billing day basis, year-over-year. We did experience a degree of moderation in demand in the second half of 2022 given the deterioration in the macro-economic environment. In the fourth quarter of 2022, our Technology business grew approximately 8% on a year-over-year basis. The average bill rate in the fourth quarter of 2022 was approximately $90 per hour, which increased approximately 10%, as compared to the fourth quarter of 2021. Our average assignment duration is approximately 11 months, which has continued to increase over the last several years. We continue to benefit from an improving bill rate environment and longer assignment durations, which we believe is related to the acute labor shortage, particularly in the highly-skilled positions. In addition to our capability to source highly qualified U.S. domestic technology talent, we believe an important differentiator in a candidate-constrained environment is our capability to source highly qualified foreign-born talent working domestically in the U.S. in higher-end technology roles. We maintain this capability on a centralized basis, which we believe allows us to operate consistently with a keen focus on ensuring compliance in this highly regulated space.
Our Technology Flex and Direct Hire offerings improved 18% and 20%, respectively, on a year-over-year basis for 2022 compared to 2021.
We are very pleased with our performance in our Technology business in 2022. Our belief in the strength in the secular drivers of demand in the technology space has not changed as a result of the macro-economic environment. While our Technology business is not immune to economic turbulence, we expect that technology spend will be more resilient compared to other areas where companies leverage flexible talent.
Our FA Business
The talent solutions we offer our clients in our FA business include consultants in traditional finance and accounting roles such as: finance, planning and analysis; business intelligence analysis; general accounting; transactional accounting (e.g., payables, billing, cash applications, receivables); business and cost analysis; and taxation and treasury. We have historically also provided our clients with consultants in lower skilled areas such as: loan servicing and support; customer and call center support; data entry; and other administrative roles. Lower skilled roles have recently become a significantly reduced proportion of our FA business given our change in strategic focus.
Over the last few years, we have been strategically repositioning our FA business to focus on more highly skilled assignments that are less susceptible to technological change and automation and more closely aligned with our Technology business. We will continue to support certain clients, where we have long-standing relationships and that are strategically important to our overall success, by providing consultants in lower skilled roles. We believe we have made solid progress in this transition as is evidenced by our overall average bill rate in FA, which has improved from $37 per hour to $51 per hour (excluding the Hurricane Ian support project in the fourth quarter of 2022), or approximately 38%, in the fourth quarter of 2022 compared to the fourth quarter of 2019.
We provide services to clients in a variety of industries with a diversified footprint in, among others, the financial services, business services, healthcare and manufacturing sectors. No single industry represents more than approximately 19% of overall FA revenues in 2022. In addition, no single client comprised more than 5% of overall Firm revenues in 2022. Revenue for our FA business decreased 33.6% to $203.1 million in 2022 compared to 2021, which was primarily driven by the impact of the planned run-off in the COVID-19 project-related business and repositioning efforts.
Our Consultants
The vast majority of our consultants are directly employed by Kforce, including domestic and foreign workers whose visas are sponsored by Kforce. As the employer of the vast majority of our consultants, Kforce is responsible for the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs. The more significant health, welfare and retirement benefits include comprehensive health insurance, workers’ compensation benefits, and retirement plan options. A key ingredient to our overall success is to foster a positive experience for our consultants and to offer rewarding assignments with world-class companies, all of which has a direct correlation to consultant retention and redeployment.
We measure the quality of our service to and support of our consultants using staffing industry benchmarks and net promoter score (“NPS”) surveys conducted by a specialized, independent third-party provider. Our consultant NPS ratings are well above staffing industry averages and have reached World-Class level as defined by the independent third-party provider we utilized. Additionally, we continually seek direct feedback from our consultants, which helps us identify opportunities to refine our services.
Industry Overview
We operate in a highly competitive environment. The professional staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. A report published by SIA in 2022 indicated that, in the United States, Kforce is one of the largest publicly-traded specialty staffing firms, the seventh largest technology temporary staffing firm and the fourth largest finance and accounting temporary staffing firm.

According to the September 2022 SIA report, the technology temporary staffing industry and finance and accounting temporary staffing industry are expected to generate projected revenues of $45 billion and $10 billion, respectively, in 2023. Based on these projected revenues, our current market share is slightly greater than 3%. Our business strategies are focused on continuing to expand our share of the U.S. temporary staffing industry, which we have been successful doing over the last 15 years (prior to the Great Recession), and investing in our capability to provide higher level IT services and solutions. We believe that the organic investments that we have made in our managed teams and project solutions capabilities over the last several years have expanded Kforce’s total addressable market. Published reports indicate that the addressable market in the technology solutions space is well in excess of $100 billion.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, based on data published by the Bureau of Labor Statistics and SIA. In December 2022, the penetration rate (the percentage of temporary staffing to total employment) increased slightly to 2.0% from 1.9% in December 2021, while the unemployment rate, at 3.5%, was down from 3.9% in December 2021. In addition, the college-level unemployment rate, which we believe serves as a better proxy for professional employment and therefore aligns well with the consultant and candidate population that Kforce most typically serves, was 1.9% in December 2022, down from 2.0% in December 2021.
Business Strategies
Our primary objectives are driving long-term shareholder value by achieving above-market revenue growth, making prudent investments to enhance our efficiency and effectiveness within our operating model and significantly improving our profitability as we progress towards double digit operating margins. We believe the following strategies will help us achieve our objectives.
Evolving our Integrated Sales Strategy. Our clients have increasingly been looking to Kforce to assume a greater level of responsibility in assisting them with their digital transformation efforts. We believe that our managed teams and project solutions capabilities have been meaningful drivers to our success in growing our Technology business over the last several years. We expect to make continued investments in advancing our capabilities in this offering and further integrating this capability within our overall Technology business. We are leveraging the longevity of our relationships, primarily with Fortune 500 companies, and our understanding of existing client needs to provide services in areas including resource and capacity management as well as managed outcomes and solutions.
We are also continuing to enhance the focus on higher-value skill areas for our FA business that we believe are less susceptible to technological disruption and better aligned to our Technology business.
Investments to Improve the Productivity of our People. We believe that it is critical to provide our associates with high quality tools to effectively and efficiently perform their roles, better evaluate business opportunities and advance the value we bring to our clients and consultants. The investments we have made historically include our customer relationship management (“CRM”) and talent relationship management (“TRM”) capabilities, which are both on the Microsoft Dynamics platform. We continue to invest in these technologies to enhance our capabilities and processes in ways we believe will allow us to better evaluate and shape business opportunities with our clients and more seamlessly match candidates to assignments and projects.
Several years ago, we initiated a program along with an independent third-party consulting firm to transform how our back office operations support the Firm, including our clients, candidates and consultants. This multi-year program was initiated following a comprehensive assessment of our current state versus intended future state capabilities. This assessment confirmed our belief that we have a tremendous opportunity to fundamentally transform how our back office functions support the Firm. In 2023, we expect to continue allocating significant investment towards this initiative as we look to make decisions around our future state technology and initiate detailed design and implementation steps.
We expect to continually enhance our business and data intelligence efforts as part of an ongoing effort to significantly upgrade our technology tools, including cloud-based platforms. These improved capabilities are expected to help deliver exceptional service to our clients, consultants and candidates and improve the productivity of our associates and the scalability of our organization.
Positioning Kforce as a Destination for Top Talent. In 2022, we brought our Office OccasionalSM work environment to life. This remote-first, hybrid work model is anchored by more than 30 offices nationwide. We believe Office OccasionalSM, in addition to our world-class tools, customer base, market position and culture, enhances the lives and productivity of our people while allowing us to reduce our real estate footprint. We believe that it is a new way forward that betters our people, our firm and our environment. Although we have a remote-first approach, we encourage our associates to leverage physical office space, when desirable, for activities that are most efficiently done through in-person, active collaboration. We believe that these efforts position Kforce as a destination for top talent during a time where there is great disruption in the labor markets.
Competition
We operate in a highly competitive and fragmented staffing industry comprised of large national and local staffing and solutions firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. Within our managed teams and project solutions offerings, we also face competition from global, national and regional accounting, consulting and advisory firms and national and regional strategic consulting and systems implementation firms. We believe that our boundaryless reach within the U.S., physical presence in larger markets, concentration of service offerings in areas of greatest demand (especially technology), national delivery teams, centralized delivery channels for foreign consultants, including those obtained via visa programs that optimize distribution and strengthens compliance, longevity of our brand and reputation in the market, along with our dedicated compliance and regulatory infrastructure, all provide a competitive advantage.

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
As the employer, Kforce is responsible for the employer’s share of FICA, federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs relating to our employees. The more pertinent health, welfare and retirement benefits provided to employees and consultants employed directly by us include: comprehensive health insurance, workers’ compensation benefits and retirement plan options. Additionally for our associates and certain consultants, we provide paid leave. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans of our employees to organize.
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
Human Capital Management and Environmental, Social and Governance (“ESG”) Matters
For over 60 years, Kforce has been rooted in stewardship, integrity and compassion. As a human capital solutions business, we are driven by the desire to serve others, provide meaningful work and opportunities to a diverse workforce, strengthen our communities and shape a more sustainable world.
We believe we have made great progress on our ESG-related commitments during 2022, which were outlined in our 2021 Corporate Social Responsibility Impact Report. Our 2022 Sustainability Report, which was published on February 17, 2023, recognizes achievements in our ESG-related initiatives, and also outlines opportunities for continued growth and evolution. For a detailed discussion on our ESG initiatives, achievements and commitments, please refer to our 2022 Sustainability Report, publicly available on our website: https://www.kforce.com/about/kforce-corporate-social-responsibility/.
We are grounded by our people-first approach with a set of Core Values that serves as a solid foundation.
Core Values
Our Core Values ground us. They are the foundation for how we positively impact our communities, the environment and the governance of our firm. Our Core Values are:
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
The following sections provide a high-level overview of our strategic initiatives related to each of the ESG pillars.
Governance
We believe that our governance principles add value to our shareholders, associates, consultants, clients and communities. These principles provide a framework for our culture, strategy, people and policy. This section includes an overview of our commitment to oversight, ethics and integrity, and risk management.
Oversight - Our Board of Directors (“Board”) meet regularly to assess strategic plans and manage risks to our business and people, as well as to promote sound corporate governance practices and policies. These practices and policies, include firm-wide compliance with our Commitment to Integrity - Kforce’s Code of Business Conduct - that intends to set the highest ethical standards for how we conduct business (“Code of Conduct”). The Board is responsible for the oversight of our ESG policies and strategy and delegates certain aspects to Board committees who inherently play an active role and are jointly responsible for ESG compliance and oversight.
In 2022, we also formalized the oversight structure of our ESG program within our executive leadership team, which is accountable to our Board.
Code of Conduct - Our Code of Conduct reflects our commitment to operate in a fair, honest, responsible and ethical manner, and covers various topics including, but not limited to, cybersecurity, data privacy, equity opportunity employment and acceptable pay practices. Our associates receive annual training on our Code of Conduct and are required to certify compliance.
Cybersecurity - We take the privacy and protection of our data seriously. Our cybersecurity program helps us secure our systems, keeps our business running around the clock and protects our clients, consultants, associates and shareholders from vulnerabilities and threats. The Board’s Audit Committee oversees the Firm’s cybersecurity and data privacy strategies and practices, and regularly reviews the Firm’s cybersecurity road maps and framework progress and receives updates on relevant activities and measures.
People
As of December 31, 2022, Kforce employed approximately 2,000 associates and had 10,000 consultants on assignment with our clients, of which a significant majority of these consultants are employed directly by Kforce.
Our work environment is shaped by our people. In 2022, we believe we deepened our connections with our people through conducting stay interviews and listening sessions to gauge employee sentiment, which helps guide our decisions. We also maintain a commitment to well-being, flexibility and balance; learning and development; and our ongoing efforts to create a diverse and inclusive workplace. We believe these initiatives are a testament to how much we value and invest in our people.
Well-Being, Flexibility and Balance - The success of our business is fundamentally connected to the well-being of our people. We provide our associates and consultants and their families with access to a variety of flexible and convenient health and wellness programs. These programs are part of our thoughtful and comprehensive response to support the physical and mental health of our employees by providing tools and resources that each employee can use to improve or maintain their health.
Shaped by the feedback of our people, our Office OccasionalSM remote-first, hybrid work model is supported by flexibility and choice, and empowered by trust and technology. We believe that our Office OccasionalSM model allows our associates to design their workdays; thus, additionally contributing to their health and well-being.
In 2022, we invested in additional technology to gather and analyze employee sentiment, which we believe provides us with valuable insights to better direct our people strategies.
Learning and Development - To turn a job into a career, we believe people need clear and attainable paths to grow. We are committed to investing in the tools, resources and trainings necessary for our people to excel in all stages of their career. We believe our leadership development programs help people grow their skills from the moment they join our Firm through the most senior level of their careers. Roughly 90% of our leaders have participated in advanced leadership development.
Diversity, Equity and Inclusion (“DE&I”) - Our DE&I mission is to advocate for and support the inclusion, growth and success of all people connected to Kforce. The ultimate goal is to weave DE&I seamlessly into our overall firm strategy using a variety of approaches including creating an inclusive culture, ensuring an equitable talent journey for all, establishing policies that support our people, building an increasingly robust pipeline of diverse candidates, enhancing our supplier diversity practices, and instituting training programs to meet our DE&I objectives.
In 2022, we established a DE&I council, conducted listening sessions through a third-party specialist, and evolved a sense of community with our people through the use of affinity groups.
Included in our 2022 Sustainability Report are trends related to employee turnover rates and workforce demographics.

Environmental
As a people-focused solutions business, our impact on the environment is relatively low. Still, we regularly look for ways to take action and serve as responsible stewards of the environment. We saw some of the greatest environmental benefits to date as a result of the continued rollout of our Office OccasionalSM work model, which resulted in a significant reduction in office space, business travel, in-office electricity usage and reduced employee commutes. As we have continued to minimize our environmental impacts, we recognize the importance of measuring our efforts. During 2022, we engaged a third-party specialist to calculate our greenhouse gas emissions (“GHG”) for Scopes 1 and 2 for 2019 to 2021, which indicated a more than 30% decline over this period. This information is more fully detailed in our 2022 Sustainability Report.
We are currently in the process of calculating our Scope 3 emissions for 2019 to 2022 and plan to report this measurement along with Scopes 1 and 2 in our next annual Sustainability Report.
Availability of Reports and Other Information
Our internet address is www.kforce.com. We post our filings, free of charge, at www.investor.kforce.com the same day they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.
ITEM 1A.     RISK FACTORS.
Our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results. These risk factors are grouped by category, and are presented in order of their relative priority in each respective category.
Risks Related to Our Business
The U.S. professional staffing and solutions industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for our services, generally speaking, can be significantly affected by the general level of economic activity and employment in the U.S. Even in a strong demand environment, without significant uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent challenge in forecasting the strength of economic cycles, availability of consultants and candidates and the short-term nature of many of our agreements. As economic activity slows, companies may defer or terminate projects for which they utilize our services or reduce their use of consultants. In addition, an economic downturn or recession could result in an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Any substantial economic downturn, including an environment with significant inflationary and/or recessionary pressures, in the U.S. or global impact on the U.S. could have a material adverse effect on our business, financial condition and operating results.
Significant declines in business or a loss of a significant client could have a material adverse effect on our revenues and financial results.
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
We expect to continue to make enhancements to our business and data intelligence as part of a multi-year effort to significantly upgrade our technology tools, including cloud-based platforms. We also expect to continue enhancing the quality of our revenue stream to focus on higher-value skill areas for our FA business, and investing in the growth of our managed teams and project solutions offerings. These improved capabilities are expected to help deliver exceptional service to our clients, consultants and candidates and improve the productivity of our associates and the scalability of our organization.
New business strategies and initiatives, such as these, can be distracting to our management team and associates, and can also be disruptive to our operations. New business initiatives could also involve significant unanticipated challenges and risks, including not advancing our business strategy, not realizing the expected return on the investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. New business initiatives and strategic changes in the composition of our business mix can be a diversion to our management’s attention from other business concerns and could be disruptive to our operations, which could cause our business and results of operations to suffer materially.

Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients looking to outside providers to support their talent needs.
The staffing services market is highly competitive with limited barriers to entry. The competition among staffing and solutions firms is intense and we face significant competition in the markets we serve. We compete in national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Additionally, the emergence and popularity of online staffing platforms as well as internal recruiting functions used by some clients as a low-cost alternative, may pose a competitive threat to our services. Some of our competitors possess substantially greater resources than we do and others may develop new and unique technologies, which may better position these competitors in certain markets. Accordingly, we may face increased competitive pricing pressures. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. Furthermore, many clients are retaining third parties to provide vendor management services, which may subject us to greater risks or lower margins.
Kforce may not be able to recruit and retain qualified consultants and candidates.
Kforce depends upon the abilities of its staff to attract and retain consultants and candidates, particularly in technology disciplines, who possess the skills and experience necessary to meet the requirements of our clients. We must continually evaluate and upgrade our methods of attracting qualified consultants and candidates to keep pace with changing client needs and emerging technologies. We expect significant competition for individuals with proven technical or professional skills to continue or increase for the foreseeable future given the scarcity of highly skilled consultants and candidates, especially in our Technology business. If qualified individuals are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.
Kforce faces significant employment-related legal risk.
Kforce employs people either in the workplaces of our clients or virtually. Inherent risks in our business include possible claims of or relating to: discrimination and harassment; wrongful termination; violations of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violations of wage and hour requirements and other labor laws; employment of illegal aliens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. In some situations, as a practical matter, we may not be in control of the work environment. Additionally, in some circumstances, we are contractually obligated to indemnify our clients against such risks. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of defense costs, monetary damages or fines that may be significant, discontinuation of client relationships or other material adverse effects on our business. To reduce our exposure, we maintain policies, procedures and guidelines to promote compliance with laws, rules, regulations and best practices applicable to our business. Even claims without merit could cause us to incur significant expense or reputational harm. We also maintain insurance coverage for professional liability, fidelity, employment practices liability and general liability in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime-eligible workers and/or failure to pay overtime-eligible workers for all hours worked.
Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people is that they may have access or may gain access to information systems and confidential information. The risks of such activity include possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, personally identifiable information, funds, or other property; data privacy or cybersecurity breaches affecting our clients and/or us; or other acts. Misconduct by our employees could include intentional or unintentional failures to comply with federal government regulations, engaging in unauthorized activities, or improper use of our clients’ sensitive or classified information, potentially in collusion with third parties, which could result in regulatory or criminal sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect any such misconduct may not be effective in controlling such risks or losses, which could have a material adverse effect on our business.
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
Kforce is highly dependent on the efforts, expertise and abilities of its leaders to drive the Firm’s strategic objectives and achieve future success. The loss of the services of any key executive for any reason could have a material adverse effect on Kforce. To attract and retain executives and other key employees (particularly management, client servicing, and consultant and candidate recruiting employees) in a competitive marketplace, we must provide a competitive compensation package, including a mix of cash-based and equity-based compensation. Kforce expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss or any sustained attrition of our key operating employees could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.
Risk Related to Cybersecurity and Technology
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
In the ordinary course of our business, we collect and retain personal information of our customers, associates and consultants and their dependents. We are also continuously exposed to unauthorized attempts to compromise sensitive information from network or information technology used by our associates and consultants. Attacks on information technology systems continue to grow in frequency and sophistication. These attacks include, but are not limited to, attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While we have policies, procedures and systems in place to detect, prevent and deter cyberattacks or security incidents, and, although we have not experienced a material data breach, we remain vulnerable to sophisticated techniques used to obtain unauthorized access, or cause system interruption, that change frequently and may not produce immediate signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, misuse or theft of private or other sensitive information, or inadvertent acts by our associates or consultants, could result in the disclosure or misuse of confidential or proprietary information, and could adversely impact our systems, services, operations, financial results and reputation with clients and potential clients.
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
Kforce is dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of our daily operations, perhaps most significantly, in the identification and matching of resources to client assignments and in the client billing and consultant or vendor payment functions. Kforce’s information systems may not perform as expected and are vulnerable to damage or interruption, including natural disasters, fire or casualty, theft, technical failures, terrorist acts, cybersecurity breaches, power outages, telecommunications failures, physical or software intrusions, computer viruses, employee errors or other events. While many of our systems are cloud-based, certain of our systems are still on location. Our corporate headquarters and data center are located in a hurricane-prone area. Failure or interruption of our critical information systems may require significant additional capital and management resources to resolve, which could have a material adverse effect on our business.
Additionally, many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to Kforce as those associated with our internal systems. We seek to reduce these risks by performing vendor due diligence procedures prior to engaging with any third-party vendor who will have access to sensitive data. Additionally, we require audits of the certain third parties’ information technology processes on an annual basis. However, there can be no assurance that such parties will not experience cybersecurity incidents that could adversely affect our employees, consultants, customers and businesses, or that our audit or diligence processes will successfully deter or prevent such breach.
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
Our Technology business utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. The H-1B visa classification that enables U.S. employers to hire qualified foreign nationals is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by changes in administration, other political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. The U.S.

Citizenship and Immigration Service (“USCIS”) continues to closely scrutinize companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s subcontractors, and has issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State, which have recently increased enforcement activities in the program. Vigorous enforcement and/or legislative or executive action relating to immigration could adversely affect our ability to recruit or retain foreign national consultants, and consequently, reduce our supply of skilled consultants and candidates and subject us to fines, penalties and sanctions, or result in increased labor and compliance costs.
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
Kforce is subject to periodic federal, state and local tax audits for various tax years. We also need to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act, enacted in December 2017, provided a significant reduction in the corporate tax rate, but the current administration continues to scrutinize and could potentially modify key aspects of the tax code, which could materially affect our tax obligations and the effective tax rate. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.
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
A large part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer/employee relationship could have a material adverse effect on Kforce. For example, changes to government regulations, including changes to statutory hourly wage and overtime regulations, could adversely affect the Firm’s results of operations by increasing its costs. Due to the substantial number of state and local jurisdictions in which we operate and the disparity among state and local laws that continues to accelerate, there also is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance.
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
General Risk Factors
Kforce may be negatively affected by outbreaks of disease, such as epidemics or pandemics, including the COVID-19 pandemic.
The COVID-19 economic and health crisis (including all of its variants) has impacted and may continue to impact many of our clients’ business operations due to reduced demand in their businesses, which in some cases was caused by closures and/or initiatives to reduce costs or preserve cash, thereby decreasing demand for our services and/or adversely affecting our profitability and collectability of our accounts receivable.
The ultimate impact of COVID-19 on our operations and financial performance in future periods will depend on future COVID-19 related developments, including potential subsequent waves of COVID-19 infections or potential new variants, the effectiveness of COVID-19 vaccines and the impacts of implementation of any vaccine mandates, and related government actions to prevent and manage disease spread, all of which continue to be uncertain. The outbreaks of diseases, including the ongoing COVID-19 pandemic, could negatively affect our business, financial position, results of operation, and/or cash flows in the future.
Increased scrutiny and changing expectations from stakeholders with respect to ESG practices and the impacts of climate change may result in additional costs or risks.
Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors and other influential investors and regulators such as the SEC, among others, are increasingly focused on ESG practices and, in recent years, have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry. If environmental laws or regulations, industry standards or client requirements are either changed or adopted and impose significant operational and compliance requirements on our operations, our business, results of operations, financial condition and competitive position could be negatively impacted. Additionally, uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change and can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer our services and negatively affect our results of operations.
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
Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered Board terms and permit the removal of directors only for cause. Additionally, the Board may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances after a change in control. Some or all of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could negatively impact the market price of our common stock.
Our business could be negatively affected as a result of actions of activist shareholders.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of the Board and management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers, prospective and current employees and consultants, and others.
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
Kforce may maintain levels of debt that exposes us to interest rate risk and contains restrictive covenants that could trigger prepayment of obligations or additional costs.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.     PROPERTIES.
As of December 31, 2022, we leased approximately 169,000 square feet of total office space in 34 offices located throughout the U.S. The lease terms range from two to eleven years, although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year.
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
PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Holders of Common Stock
Our common stock trades on the NASDAQ using the ticker symbol “KFRC”. As of February 22, 2023, there were 145 holders of record.
Purchases of Equity Securities by the Issuer
In February 2023, the Board approved an increase in our stock repurchase authorization, bringing the total authorization from $41.3 million to $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan.
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	110,658	$60.82	105,714	$59,844,814
November 1, 2022 to November 30, 2022	188,866	$57.52	187,319	$49,069,125
December 1, 2022 to December 31, 2022	276,444	$54.18	145,817	$41,276,204
Total	575,968	$56.55	438,850	$41,276,204
(1) Includes 4,944 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period October 1, 2022 to October 31, 2022.
(2) Includes 1,547 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period November 1, 2022 to November 30, 2022.
(3) Includes 130,627 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period December 1, 2022 to December 31, 2022.
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
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights for 2022, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.
•Revenue for the year ended December 31, 2022, increased 7.9%, per billing day, to $1.7 billion in 2022 from $1.6 billion in 2021. Revenue per billing day increased 17.9% in our Technology business and decreased 33.9% in our FA business, which was impacted by the expected run-off in the COVID-19 project-related business and repositioning efforts.
•Flex revenue increased 7.6%, per billing day, to $1.65 billion in 2022 from $1.53 billion in 2021. Flex revenue increased 17.8%, per billing day, for Technology and decreased 37.8%, per billing day, for FA. Excluding revenues from the COVID-19 project-related business for both periods, our FA Flex business would have declined 16.7% in 2022 on a year-over-year, billing day basis primarily as a result of our repositioning efforts.
•While our growth rates slowed in the second half of 2022 given the macro-economic uncertainties, our Technology business carried momentum into the fourth quarter of 2022 as evidenced by 8% growth on a year-over-year billing day basis.
•Direct Hire revenue, per billing day, increased 16.7% to $58.3 million in 2022 from $49.8 million in 2021. Revenue in this more cyclically sensitive business was down 19.4% in the fourth quarter of 2022 on a year-over-year basis.
•Gross profit margin increased 40 basis points to 29.3% in 2022 from 28.9% in 2021, primarily as a result of an increased mix of Direct Hire revenue and increased margins in our FA business. Flex gross profit margin increased 20 basis points to 26.8% for 2022 from 26.6% in 2021. Flex gross profit margin was flat for Technology and increased 230 basis points for FA in 2022 over 2021.
•Selling, General and Administrative (“SG&A”) expenses as a percentage of revenue for the year ended December 31, 2022, increased to 22.2% from 21.9% in 2021. The increase is primarily driven by a provision for the note receivable from our joint venture recognized in the fourth quarter of 2022 and a gain on the sale of our corporate headquarters in 2021.
•Net income for the year ended December 31, 2022, increased to $75.4 million, or $3.68 per share, from $75.2 million, or $3.54 per share, in 2021. The impairment charge and provision for the note receivable from our joint venture negatively impacted earnings per share in 2022 by $0.57. Excluding this impact, earnings per share improved approximately 20% in 2022 on a year-over-year basis.
•The Firm returned $91.6 million of capital to our shareholders in the form of open market repurchases totaling $67.6 million, or 1.1 million shares, and quarterly dividends totaling $24.0 million during the year ended December 31, 2022. The total capital returned to shareholders in 2022 represented approximately 100% of operating cash flows.
•Net debt was $25.5 million as of December 31, 2022, as compared to $3.0 million as of December 31, 2021.
•Cash provided by operating activities was $90.8 million during the year ended December 31, 2022, as compared to $72.9 million for 2021. This increase is primarily driven by the strength in our accounts receivable portfolio and improved profitability levels, partially offset by payments for deferred payroll taxes as a result of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) of approximately $19 million and final payments under our terminated Supplemental Executive Retirement Plan (“SERP”) of approximately $20 million.

RESULTS OF OPERATIONS
Certain discussions of the changes in our results of operations from the year ended December 31, 2021, as compared to the year ended December 31, 2020, have been omitted from this Form 10-K, and may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022.
The following table presents certain items in our Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue for the years ended:

	DECEMBER 31,
	2022	2021	2020
Revenue by segment:
Technology	88.1%	80.6%	75.1%
FA	11.9	19.4	24.9
Total Revenue	100.0%	100.0%	100.0%
Revenue by type:
Flex	96.6%	96.9%	97.6%
Direct Hire	3.4	3.1	2.4
Total Revenue	100.0%	100.0%	100.0%
Gross profit	29.3%	28.9%	28.3%
Selling, general and administrative expenses	22.2%	21.9%	22.2%
Depreciation and amortization	0.3%	0.3%	0.4%
Income from operations	6.8%	6.7%	5.7%
Income from operations, before income taxes	6.0%	6.3%	5.4%
Net income	4.4%	4.8%	4.0%
Revenue. The following table presents revenue by type for each segment and percentage change from the prior period for the years ended December 31 (in thousands):

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Technology
Flex revenue	$1,476,055	18.3%	$1,247,560	20.8%	$1,032,901
Direct Hire revenue	31,572	19.7%	26,381	57.7%	16,727
Total Technology revenue	$1,507,627	18.3%	$1,273,941	21.4%	$1,049,628
FA
Flex revenue	$176,395	(37.6)%	$282,597	(14.7)%	$331,196
Direct Hire revenue	26,743	14.4%	23,384	38.6%	16,876
Total FA revenue	$203,138	(33.6)%	$305,981	(12.1)%	$348,072

Total Flex revenue	$1,652,450	8.0%	$1,530,157	12.2%	$1,364,097
Total Direct Hire revenue	58,315	17.2%	49,765	48.1%	33,603
Total Revenue	$1,710,765	8.3%	$1,579,922	13.0%	$1,397,700

Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, per billing day, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q4 2022	Q3 2022	Q2 2022	Q1 2022	Q4 2021
Billing days	61	64	64	64	61
Technology Flex	8.5%	15.7%	23.3%	26.0%	31.0%
FA Flex	(28.8)%	(30.7)%	(49.0)%	(37.6)%	(28.9)%
Total Flex	3.1%	8.7%	7.2%	11.8%	16.6%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business increased 17.8% per billing day, during the year ended December 31, 2022, as compared to the same period in 2021. The increase was driven principally by a combination of significant growth in the number of consultants on assignment and higher average bill rates. Given the inflationary pressures on wages and scarcity of highly-skilled technology consultants, we have continued to experience a meaningful acceleration in average bill rates, which increased 1.7% sequentially in the fourth quarter of 2022. We believe that the growth in consultants on assignment was fueled by strong secular drivers of demand, the strength of our client portfolio, our concentration in highly-skilled technology talent, and solid execution. While we may be susceptible to short-term disruption with specific clients or industry-specific dynamics as a result of the macro-economic environment, we believe that we are positioned well to achieve our long-term growth ambitions. We expect first quarter 2023 Technology Flex revenue to grow in the low to mid-single digits year-over year.
Our FA business experienced a decrease in Flex revenue of 37.8%, per billing day, during the year ended December 31, 2022, as compared to the same period in 2021, primarily driven by the expected run-off of the COVID-related project business. Excluding the COVID-related business in 2021, FA Flex revenues declined 16.7% in 2022, per billing day, primarily as a result of our repositioning effort towards more highly-skilled roles. We expect first quarter 2023 FA Flex revenue to be down in the mid 20% range year-over year.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2022 vs. 2021		2021 vs. 2020
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$118,757	$(144,684)	$177,865	$(63,558)
Bill rate	109,357	38,456	35,242	15,167
Billable expenses	381	26	1,552	(208)
Total change in Flex revenue	$228,495	$(106,202)	$214,659	$(48,599)
The following table presents total Flex hours billed by segment and the percentage change over the prior period for the years ended December 31 (in thousands):

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Technology	16,794	9.6%	15,329	17.3%	13,070
FA	3,789	(51.2)%	7,768	(19.2)%	9,615
Total Flex hours billed	20,583	(10.9)%	23,097	1.8%	22,685
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee.
Direct Hire revenue increased 16.7% per billing day, during the year ended December 31, 2022, as compared to the same period in 2021, primarily driven by a significant increase in both placement fees and the number of placements. There has, however, been a moderation in the performance of this more cyclically sensitive business in the second half of 2022 given the macro-economic concerns. We expect Direct Hire revenue to decline in the first quarter of 2023 on a year-over-year basis by approximately 30%.
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

The following table presents the gross profit as a percentage of total revenue (“gross profit percentage”) for each segment and percentage change over the prior period for the years ended December 31:

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Technology	28.0%	0.4%	27.9%	1.1%	27.6%
FA	39.0%	18.2%	33.0%	7.8%	30.6%
Total gross profit percentage	29.3%	1.4%	28.9%	2.1%	28.3%
Total gross profit percentage increased 40 basis points for the year ended December 31, 2022, as compared to the same period in 2021, primarily as a result of an increased mix of Direct Hire revenue and the expected run-off of the COVID-19 related business, which had a lower margin profile.
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
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the years ended December 31:

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Technology	26.4%	—%	26.4%	—%	26.4%
FA	29.7%	8.4%	27.4%	1.1%	27.1%
Total Flex gross profit percentage	26.8%	0.8%	26.6%	—%	26.6%
Our Flex gross profit percentage for the year ended December 31, 2022, as compared to the same period in 2021, increased 20 basis points. We have seen good stability in our Technology Flex gross margins over the last several years as the benefit from higher growth in our managed teams and project solutions business, which typically carries a higher margin profile, has offset any spread compression in the remainder of our Technology business.
FA Flex gross profit margins increased 230 basis points for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to the expected run-off of the lower margin COVID-19 related business and our repositioning efforts.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2022 vs. 2021		2021 vs. 2020
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact	$60,365	$(29,128)	$56,734	$(13,152)
Profitability impact	395	4,061	(137)	1,033
Total change in Flex gross profit	$60,760	$(25,067)	$56,597	$(12,119)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.1%, 85.4% and 83.0% of SG&A for the years ended December 31, 2022, 2021 and 2020, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance.
The following table presents certain components of SG&A as a percentage of total revenue for the years ended December 31 (in thousands):

	2022	% of Revenue	2021	% of Revenue	2020	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$319,501	18.7%	$295,187	18.7%	$257,802	18.4%
Other (1)	60,314	3.5%	50,534	3.2%	52,911	3.8%
Total SG&A	$379,815	22.2%	$345,721	21.9%	$310,713	22.2%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue increased 30 basis points for the year ended December 31, 2022, as compared to the same period in 2021, mostly driven by a $1.9 million reserve related to the note receivable issued to our joint venture and a $2.0 million gain on the sale of our previous corporate headquarters in 2021.

The Firm continues to focus on improving the productivity of our associates and generating increased operating leverage as revenues grow.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31 (in thousands):

	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Fixed asset depreciation (includes finance leases)	$2,655	(5.9)%	$2,822	(30.7)%	$4,073
Capitalized software amortization	1,772	5.6%	1,678	42.0%	1,182
Total Depreciation and amortization	$4,427	(1.6)%	$4,500	(14.4)%	$5,255
Other Expense, Net. Other expense, net was $14.4 million in 2022, $7.4 million in 2021 and $5.0 million in 2020. Other expense, net consists of our proportionate share of losses for our joint venture and interest expense related to outstanding borrowings under our credit facility.
During the years ended December 31, 2022, 2021 and 2020, we recognized $3.8 million, $2.5 million, and $1.7 million, respectively, related to our share of losses related to our equity method investment. During the year ended December 31, 2022, Other expense, net also includes an impairment charge of $13.7 million for our equity method investment. Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion on the impairment of our equity method investment.
During the year ended December 31, 2022, Other expense, net also includes a $4.1 million gain recognized as a result of the termination of an interest rate swap agreement in May 2022. Refer to Note 14 - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, for a complete discussion of the interest rate swap derivative instruments.
During the year ended December 31, 2021, Other expense, net includes $1.8 million expense related to the termination of our SERP in 2021. Refer to Note 12 - “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the termination of our SERP.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) for the years ended December 31, 2022, 2021 and 2020 were 26.4%, 24.3% and 25.5%, respectively. The 2022 effective tax rate was unfavorably impacted by a lower work opportunity tax credit and a lower tax benefit from the vesting of restricted stock in 2022, as compared to 2021.
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

The following table presents Free Cash Flow (in thousands):

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
Net income	$75,431	$75,177	$56,039
Non-cash provisions and other	50,294	30,188	27,582
Changes in operating assets/liabilities	(34,920)	(32,467)	25,538
Net cash provided by operating activities	90,805	72,898	109,159
Capital expenditures	(8,109)	(6,441)	(6,475)
Free cash flow	82,696	66,457	102,684
Note receivable issued to our joint venture	(6,750)	—	—
Cash proceeds received from Company-owned life insurance	1,077	—	—
Equity method investment	(500)	(9,000)	(4,000)
Change in debt	(74,400)	—	35,000
Repurchases of common stock	(74,913)	(66,210)	(35,613)
Cash dividends	(24,027)	(20,120)	(16,787)
Net proceeds from the sale of assets held for sale	—	23,742	3,548
Other	(51)	(1,366)	(1,177)
Change in cash and cash equivalents	$(96,868)	$(6,497)	$83,655
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense, loss from equity method investment, gain from Swap termination, reserve associated with the note receivable issued to our joint venture, impairment of equity method investment, gain on the sale of the corporate headquarters, legal settlement expense and SERP termination expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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

The following table presents Adjusted EBITDA and includes a reconciliation of net income to Adjusted EBITDA (in thousands):

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
Net income	$75,431	$75,177	$56,039
Depreciation and amortization	4,427	4,500	5,255
Stock-based compensation expense	17,655	13,999	11,595
Interest expense, net	973	3,073	3,396
Income tax expense	27,011	24,090	19,173
Loss from equity method investment	3,824	2,480	1,681
Gain from termination of interest rate swap	(4,059)	—	—
Reserve associated with note receivable issued to our joint venture	1,925	—	—
Impairment of equity method investment	13,684	—	—
Gain on sale of corporate headquarters	—	(2,051)	—
Legal settlement expense	—	3,350	—
SERP termination expense	—	1,821	—
Adjusted EBITDA	$140,871	$126,439	$97,139

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our credit facility. At December 31, 2022 and 2021, we had $0.1 million and $97.0 million, respectively, in cash and cash equivalents, which consisted primarily of government money market funds. At December 31, 2022, Kforce had $146.3 million in working capital compared to $211.7 million at December 31, 2021.
Cash Flows
Our business has historically generated a significant amount of operating cash flows, which allows us to balance deploying available capital towards: (i) investing in our infrastructure to allow sustainable growth via capital expenditures; (ii) our dividend and share repurchase programs; and (iii) maintaining sufficient liquidity for potential acquisitions or other strategic investments.
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2022	2021	2020
Operating activities	$90,805	$72,898	$109,159
Investing activities	(14,282)	8,301	(6,927)
Financing activities	(173,391)	(87,696)	(18,577)
Change in cash and cash equivalents	$(96,868)	$(6,497)	$83,655
Operating Activities
Cash provided by operating activities was $90.8 million during the year ended December 31, 2022, as compared to $72.9 million during the year ended December 31, 2021. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. Cash provided by operating activities during the year ended December 31, 2022, includes the payment of $20.0 million for amounts owed to two participants under the terminated SERP and the payment of approximately $19.3 million in deferred payroll taxes as a result of the application of the CARES Act. The year-over-year increase in cash provided by operating activities was primarily driven by strong collections of accounts receivable, improved profitability levels, proceeds from the termination of our interest rate swap, and continued management of working capital. This is partially offset by payments for deferred payroll taxes under the CARES Act.
Investing Activities
Cash used in investing activities was $14.3 million during the year ended December 31, 2022, and primarily consisted of cash used for capital expenditures of $8.1 million and the issuance of secured promissory notes to our joint venture totaling $6.8 million. Cash provided by investing activities of $8.3 million during the year ended December 31, 2021 primarily included $23.7 million in net proceeds from the sale of our corporate headquarters, partially offset by cash used for capital expenditures and capital contributions to our joint venture. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that we expect will help deliver exceptional service to our clients, consultants, and candidates and improve productivity of our associates and the scalability of our organization.

Financing Activities
Cash used in financing activities was $173.4 million during the year ended December 31, 2022, as compared to $87.7 million during the year ended December 31, 2021. The change was primarily driven by $74.4 million of net payments on our credit facility, which includes payments of $112.6 million and draw downs of $38.2 million, as well as an overall increase in repurchases of common stock and dividend payments.
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31 (in thousands):

	2022	2021	2020
Open market repurchases	$66,806	$54,265	$29,386
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	8,107	11,945	6,227
Total cash flow impact of common stock repurchases	$74,913	$66,210	$35,613

Cash paid in current year for settlement of prior year repurchases	$181	$—	$—
During the years ended December 31, 2022, 2021 and 2020, Kforce declared and paid dividends of $24.0 million ($1.20 per share), $20.1 million ($0.98 per share) and $16.8 million ($0.80 per share), respectively.
On February 3, 2023, Kforce’s Board approved a 20% annual increase to the Company's dividend from $1.20 per share to $1.44 per share. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2026. Refer to Note 13 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our credit facility. As of December 31, 2022, $25.6 million was outstanding and $173.1 million, subject to certain covenants, was available.
In April 2017 and March 2020, Kforce entered into two forward-starting interest rate swap agreements to mitigate the risk of rising interest rates. As of December 31, 2022, the Firm did not have any outstanding interest rate swap derivative instruments. Refer to Note 14 - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our interest rate swaps.
Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31 (in thousands):

	2022		2021
	Shares	$	Shares	$
Open market repurchases	1,124	$67,599	922	$54,446
On February 3, 2023, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. As of December 31, 2022, $41.3 million remained available for further repurchases under the Board-authorized common stock repurchase program.
Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, consideration should also be given to significant contractual obligations:
•Our credit facility matures October 20, 2026, and as of December 31, 2022, our outstanding debt balance was $25.6 million. Total payments, however, are inherently uncertain as the Interest rates related to this outstanding balance are variable and the outstanding borrowings that will occur over the remaining term of the credit facility is unknown. Refer to Note 13 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for further detail of our credit facility.

•We maintain various non-qualified deferred compensation plans pursuant to which eligible management and highly-compensated key employees may elect to defer all or part of their compensation to later years. As of December 31, 2022, the amount of our obligation under these plans was $40.5 million. These amounts are included in the accompanying Consolidated Balance Sheets and classified as Accounts payable and other accrued liabilities and Other long-term liabilities, as appropriate, and are payable based upon the elections of the plan participants (e.g., retirement, termination of employment, change-in-control). Amounts payable upon the retirement or termination of employment may become payable during the next five years if a covered employee retires, terminates, or schedules a distribution.
•Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2022, the value of our non-cancellable unconditional purchase obligations was $21.9 million.
•We have employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. At December 31, 2022, our liability would be approximately $40.3 million for terminations related to a change in control and $17.3 million related to terminations in the absence of cause. Refer to Note 17 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our commitments related to employment agreements.
•We lease certain facilities and other properties under non-cancellable operating lease arrangements that expire at various dates through 2033. As of December 31, 2022, the value of our obligations under operating leases was $22.8 million. Refer to Note 11 - “Operating Leases” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our lease obligations and the timing of expected future payments, including a five-year maturity schedule.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2022, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $1.3 million.
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
Equity Method Investment
Initial Investment
We entered into a joint venture with WorkLLama in June 2019 and contributed $22.5 million in equity capital from inception through December 31, 2022.
Impairment Assessment
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs. Management’s estimate of fair value of the investment is generally based on the income approach and/or market approach or another acceptable fair value method. For the income approach, we utilize estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples.

For the year ended December 31, 2022, we recognized an impairment charge of $13.7 million, which was recorded in Other Expense, net, on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Refer to Note 1 – “Summary of Significant Accounting Policies” and Note 15 - “Fair Value Measurements” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our equity method investment and our impairment analysis.
Allowance for Credit Losses
Management performs an ongoing analysis of factors in establishing its allowance for doubtful accounts including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. A 10% change in accounts reserved, at December 31, 2022, would have impacted our net income by approximately $0.1 million in 2022.
Accounting for Income Taxes
Our effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.
We are also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. A 0.5% change in our effective tax rate would have impacted our net income by approximately $0.5 million in 2022.
Refer to Note 6 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist as of December 31, 2022.
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
Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date. A 10% change in our self-insured liabilities related to health insurance, as of December 31, 2022, would have impacted our net income by approximately $0.3 million in 2022.

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
As of December 31, 2022, we had $25.6 million outstanding under our credit facility. A hypothetical 10% increase in interest rates in effect at December 31, 2022 would increase Kforce’s annual interest expense by less than $0.2 million. Refer to Note 13 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for further details on our credit facility.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kforce Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
In June 2019, Kforce Inc. entered into a joint venture whereby Kforce Inc. has a 50% noncontrolling ownership in WorkLLama, LLC ("WorkLLama"). The noncontrolling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, the investment carrying value is recorded at cost and adjusted for the proportionate share of earnings or losses. Management reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss would be recognized in the event that an other-than-temporary decline in fair value of an investment occurs. Management’s estimate of fair value of an investment is considered a critical accounting estimate and changes in the assumptions used could have a significant impact on either the fair value, the amount of any impairment charge, or both. An other-than-temporary impairment related to the equity method investment of $13.7 million was recorded in other expense, net, in the statement of operations and comprehensive income for the year December 31, 2022, resulting in a complete write off of the investment.
We identified the other-than-temporary impairment assessment and related impairment for the Company's equity method investment in WorkLLama as a critical audit matter. A high degree of subjective auditor judgment and an increased extent of effort was required throughout the audit to evaluate management's assessment related to the financial condition and near-term prospects of the investee, including the Company's intent to the hold the investment until recovery. Consideration of management’s assessment to determine fair value included evaluating factors that a market participant would use to measure fair value in consideration of the circumstances.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the other-than-temporary impairment assessment and associated impairment of the Company’s equity method investment in WorkLLama included the following, among others:
•We performed risk assessment procedures which included procedures to understand and assess the reasonableness of WorkLLama projections and involved a fair value specialist to assist in evaluating the fair value assumptions.
•We tested the operating effectiveness of the controls over the Company's process to evaluate if other-than-temporary impairment indicators exist for its equity method investment in WorkLLama, as well as to evaluate the considerations used to determine the fair value of the investment.
•We evaluated the reasonableness of management's assessment related to the Company's intent to the hold the investment until recovery.
•We evaluated the valuation techniques and relevant inputs to determine the fair value of the investee. This included involvement of our fair value specialists to evaluate the appropriateness of the methodology used in consideration of the circumstances and the sufficiency of data and the relevant observable inputs available to measure fair value.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 24, 2023
We have served as the Company’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
Revenue	$1,710,765	$1,579,922	$1,397,700
Direct costs	1,209,658	1,123,058	1,001,476
Gross profit	501,107	456,864	396,224
Selling, general and administrative expenses	379,815	345,721	310,713
Depreciation and amortization	4,427	4,500	5,255
Income from operations	116,865	106,643	80,256
Other expense, net	14,423	7,376	5,044
Income from operations, before income taxes	102,442	99,267	75,212
Income tax expense	27,011	24,090	19,173
Net income	75,431	75,177	56,039
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	—	3,103	(1,706)
Change in fair value of interest rate swap, net of tax	(615)	1,941	(1,191)
Comprehensive income	$74,816	$80,221	$53,142

Earnings per share:
Basic	$3.76	$3.65	$2.67
Diluted	$3.68	$3.54	$2.62

Weighted average shares outstanding – basic	20,054	20,579	20,983
Weighted average shares outstanding – diluted	20,503	21,212	21,395
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$121	$96,989
Trade receivables, net of allowances of $1,575 and $2,342, respectively	269,496	265,322
Income tax refund receivable	35	3,010
Prepaid expenses and other current assets	8,108	6,790
Total current assets	277,760	372,111
Fixed assets, net	8,647	5,964
Other assets, net	75,771	92,629
Deferred tax assets, net	4,786	7,657
Goodwill	25,040	25,040
Total assets	$392,004	$503,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$72,792	$81,408
Accrued payroll costs	48,369	71,424
Current portion of operating lease liabilities	4,576	6,338
Income taxes payable	5,696	1,261
Total current liabilities	131,433	160,431
Long-term debt – credit facility	25,600	100,000
Other long-term liabilities	52,773	54,564
Total liabilities	209,806	314,995
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,242 and 72,997 issued and outstanding, respectively	732	730
Additional paid-in capital	507,734	488,036
Accumulated other comprehensive income	6	621
Retained earnings	492,764	442,596
Treasury stock, at cost; 52,744 and 51,493 shares, respectively	(819,038)	(743,577)
Total stockholders’ equity	182,198	188,406
Total liabilities and stockholders’ equity	$392,004	$503,401
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
Net income	—	—	—	—	56,039	—	—	56,039
Adoption of new accounting standard, net of tax of $75	—	—	—	—	(214)	—	—	(214)
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	398	4	934	—	(938)	—	—	—
Stock-based compensation expense	—	—	11,595	—	—	—	—	11,595
Employee stock purchase plan	—	—	304	—	—	(19)	245	549
Dividends ($0.80 per share)	—	—	—	—	(16,787)	—	—	(16,787)
Defined benefit pension plan, no tax benefit	—	—	—	(1,706)	—	—	—	(1,706)
Change in fair value of interest rate swap, net of tax of $404	—	—	—	(1,191)	—	—	—	(1,191)
Repurchases of common stock	—	—	—	—	—	1,169	(35,613)	(35,613)
Balance, December 31, 2020	72,600	726	472,378	(4,423)	388,645	50,427	(677,391)	179,935
Net income	—	—	—	—	75,177	—	—	75,177
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	397	4	1,102	—	(1,106)	—	—	—
Stock-based compensation expense	—	—	13,999	—	—	—	—	13,999
Employee stock purchase plan	—	—	557	—	—	(15)	205	762
Dividends ($0.98 per share)	—	—	—	—	(20,120)	—	—	(20,120)
Defined benefit pension plan, no tax benefit	—	—	—	3,103	—	—	—	3,103
Change in fair value of interest rate swap, net of tax of $657	—	—	—	1,941	—	—	—	1,941
Repurchases of common stock	—	—	—	—	—	1,080	(66,391)	(66,391)
Balance, December 31, 2021	72,997	730	488,036	621	442,596	51,492	(743,577)	188,406
Net income	—	—	—	—	75,431	—	—	75,431
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	245	2	1,234	—	(1,236)	—	—	—
Stock-based compensation expense	—	—	17,655	—	—	—	—	17,655
Employee stock purchase plan	—	—	809	—	—	(17)	245	1,054
Dividends ($1.20 per share)	—	—	—	—	(24,027)	—	—	(24,027)
Change in fair value of interest rate swap, net of tax benefit of $209	—	—	—	(615)	—	—	—	(615)
Repurchases of common stock	—	—		—	—	1,269	(75,706)	(75,706)
Balance, December 31, 2022	73,242	$732	$507,734	$6	$492,764	52,744	$(819,038)	$182,198

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$75,431	$75,177	$56,039
Adjustments to reconcile net income to cash provided by operating activities:
Reserve related to note receivable	1,925	—	—
Impairment of equity method investment	13,684	—	—
Deferred income tax provision, net	3,081	2,425	(2,298)
Provision for credit losses	(126)	11	2,130
Depreciation and amortization	4,427	4,500	5,255
Stock-based compensation expense	17,655	13,999	11,595
Loss (gain) on disposal or impairment of assets	191	(1,929)	1,822
Noncash lease expense	5,683	5,509	5,499
Loss on equity method investment	3,824	2,480	1,681
Defined benefit pension plans expense	—	2,157	842
Other	(50)	1,036	1,056
(Increase) decrease in operating assets
Trade receivables, net	(4,049)	(36,960)	(12,863)
Other assets	(9,199)	(9,779)	(4,485)
Increase (decrease) in operating liabilities
Accrued payroll costs	(22,003)	6,337	22,397
Payment of benefit under terminated pension plan	(19,965)	—	—
Other liabilities	20,296	7,935	20,489
Cash provided by operating activities	90,805	72,898	109,159
Cash flows from investing activities:
Capital expenditures	(8,109)	(6,441)	(6,475)
Equity method investment	(500)	(9,000)	(4,000)
Note receivable issued to our joint venture	(6,750)	—	—
Cash proceeds received from Company-owned life insurance	1,077	—	—
Net proceeds from the sale of assets held for sale	—	23,742	3,548
Cash (used in) provided by investing activities	(14,282)	8,301	(6,927)
Cash flows from financing activities:
Proceeds from credit facility	38,200	—	35,000
Payments on credit facility	(112,600)	—	—
Repurchases of common stock	(74,913)	(66,210)	(35,613)
Cash dividends	(24,027)	(20,120)	(16,787)
Payments on other financing arrangements	(51)	(1,366)	(1,177)
Cash used in financing activities	(173,391)	(87,696)	(18,577)
Change in cash and cash equivalents	(96,868)	(6,497)	83,655
Cash and cash equivalents at beginning of year	96,989	103,486	19,831
Cash and cash equivalents at end of year	$121	$96,989	$103,486
The accompanying notes are an integral part of these consolidated financial statements.

	YEARS ENDED DECEMBER 31,
Supplemental Disclosure of Cash Flow Information	2022	2021	2020
Cash paid during the year for:
Income taxes	$16,579	$24,277	$21,737
Operating lease liabilities	6,992	7,468	7,330
Interest, net	885	2,453	2,574
Non-Cash Financing and Investing Transactions:
ROU assets obtained from operating leases	$9,997	$5,098	$5,695
Unsettled repurchases of common stock	974	181	—
Employee stock purchase plan	1,054	762	549
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
Flex Revenue
Substantially all of our Flex revenue is recognized over time as temporary staffing services and managed solutions are provided by our consultants at the contractually established bill rates, net of applicable variable consideration, such as customer rebates and discounts. Reimbursements of travel and out-of-pocket expenses ("billable expenses") are also recorded within Flex revenue when incurred and the equivalent amount of expense is recorded in Direct costs in the Consolidated Statements of Operations and Comprehensive Income. We recognize revenue in the amount of consideration to which we have the right to invoice when it corresponds directly to the services transferred to the customer satisfied over time. A relatively insignificant portion of our Flex revenue is outcome-based, as specified in our contractual arrangements with our clients. These arrangements are managed principally on a time and materials basis, but do involve an element of financial risk and is monitored by the Company.
Direct Hire Revenue
Direct Hire revenue is recognized at the agreed upon rate at the point in time when the performance obligation is considered complete. Our policy requires the following criteria to be met in order for the performance obligation to be considered complete: (i) the candidate accepted the position; (ii) the candidate resigned from their current employer; and (iii) the agreed upon start date falls within the following month. Because the client has accepted the candidate and can direct the use of and obtains the significant risk and rewards of the placement, we consider this point as the transfer of control to our client.
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
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional and services have been performed. Other than our trade receivable balance, we do not have any material contract assets as of December 31, 2022 and 2021.
We record a contract liability when we receive consideration from a customer prior to transferring services to the customer. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. We do not have any material contract liabilities as of December 31, 2022 and 2021.
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
Stock-Based Compensation
Stock-based compensation is measured using the grant-date fair value of the award of equity instruments. The expense is recognized over the requisite service period and forfeitures are recognized as incurred and is reflected in SG&A in the accompanying Consolidated Statements of Operations and Comprehensive Income. Excess tax benefits or deficiencies of deductions attributable to employees’ vesting of restricted stock are reflected in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
Trade Receivables and Related Reserves
Trade receivables are recorded net of allowance for credit losses. The allowance for credit losses is determined using the application of a current expected credit loss model, which measures expected credit losses based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts. Trade receivables are written off after all reasonable collection efforts have been exhausted. Trade accounts receivable reserves as a percentage of gross trade receivables was less than 1% at both December 31, 2022 and 2021.

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
Equity Method Investment and Note Receivable
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in WorkLLama, which is accounted for as an equity method investment. Under the equity method, our carrying value included equity capital contributions, adjusted for our proportionate share of earnings or losses. During the years ended December 31, 2022 and 2021, we contributed $0.5 million and $9.0 million of equity capital contributions to our joint venture, respectively. We recorded a loss related to our equity method investment of $3.8 million and $2.5 million during the years ended December 31, 2022 and 2021, respectively.
During the year ended December 31, 2022, Kforce executed a series of promissory notes (the “Note Receivable”) to our joint venture for up to $7.5 million, with 7% annual interest, and principal and accrued interest payable due in a lump sum in June 2025, which is secured by all of the assets of the joint venture. The amount funded to our joint venture under the Note Receivable was $6.8 million as of December 31, 2022. There have been no payments received on the Note Receivable during the year ended December 31, 2022.
In December 2022, WorkLLama executed a letter of intent (“LOI”) with an independent third party whereby the third party would acquire WorkLLama and settle the outstanding debt, or a portion thereof, owed by WorkLLama to Kforce.
Based on the financial terms of the LOI and the seniority of the Note Receivable taking precedence, management determined that the equity method investment had an other than temporary impairment as of December 31, 2022, and we recognized an impairment loss of the full balance of the equity method investment of $13.7 million, which was recorded in Other Expense, net in the Consolidated Statements of Operations and Comprehensive Income. The balance of the equity method investment is nil and $17.0 million at December 31, 2022 and 2021, respectively, and was included in Other assets, net in the Consolidated Balance Sheet at December 31, 2021. Refer to Note 15 - “Fair Value Measurements” for more details on the impairment analysis of our equity method investment.
In addition, based on the proceeds expected upon the sale of our joint venture, as well as the associated legal, transaction and other costs, we assessed the collectability of the Note Receivable and recorded a credit loss on the Note Receivable of $1.9 million, which was recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2022. The balance of the Note Receivable, net was $4.8 million and was included in Other assets, net in the Consolidated Balance Sheet at December 31, 2022.
On February 23, 2023, Kforce sold it’s 50% noncontrolling interest in WorkLLama to an unaffiliated third party. The net proceeds from this transaction settle the outstanding balance of the Note Receivable owed by WorkLLama to Kforce. Any gain as a result of this transaction is expected to be immaterial. Kforce will not have continuing involvement in the operations of WorkLLama other than as a customer of WorkLLama’s SaaS talent community platform.
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
Our lease terms range from two to eleven years with a limited number of leases contain short-term renewal provisions that range from month-to-month to one year and some containing options to renew or terminate.
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
Capitalized Software
Kforce purchases, develops and implements software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are included in Other assets, net in the accompanying Consolidated Balance Sheets. Amortization expense is computed using the straight-line method over the estimated useful lives of the software, which range from one to ten years. Amortization expense of capitalized software during the years ended December 31, 2022, 2021 and 2020 was $1.8 million, $1.7 million and $1.1 million, respectively.
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
For the years ended December 31, 2022, 2021 and 2020, there were 449 thousand, 633 thousand and 412 thousand common stock equivalents, respectively, included in the diluted WASO. For the years ended December 31, 2022, 2021 and 2020, there were 292 thousand, 9 thousand and 249 thousand, respectively, of anti-dilutive common stock equivalents.
Treasury Stock
The Board may authorize share repurchases of our common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
Derivative Instrument
Our interest rate swap derivative instruments were designated as cash flow hedges and recorded at fair value on the Consolidated Balance Sheets. The effective portion of the gain or loss on the derivative instruments are recorded as a component of Accumulated other comprehensive income, net of tax, and reclassified into earnings when the hedged items affect earnings and into the line item of the hedged item. Any ineffective portion of the gain or loss is recognized immediately into Other expense, net on the Consolidated Statements of Operations and Comprehensive Income. Cash flows from the derivative instrument are classified in the Consolidated Statements of Cash Flows in the same category as the hedged item. As of December 31, 2022, the Firm did not have any outstanding interest rate swap derivative instruments.
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
New Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued guidance for reference rate reform, which provided temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. We adopted this guidance effective January 1, 2020. The FASB has since issued subsequent updates to the initial guidance. In December 2022, the FASB issued subsequent guidance for reference rate reform, which extends the final sunset date from December 31, 2022 to December 31, 2024. We are currently evaluating the potential impact of adopting this standard, but do not expect it to have a material impact on our consolidated financial statements.
2. Reportable Segments
Kforce’s reportable segments are Technology and FA. Historically, and for the year ended December 31, 2022, Kforce has generated only sales and gross profit information on a segment basis. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.
The following table provides information concerning the operations of our segments for the years ended December 31 (in thousands):

	Technology	FA	Total
2022
Revenue	$1,507,627	$203,138	$1,710,765
Gross profit	$421,922	$79,185	$501,107
Operating and other expenses			398,665
Income from operations, before income taxes			$102,442
2021
Revenue	$1,273,941	$305,981	$1,579,922
Gross profit	$355,971	$100,893	$456,864
Operating and other expenses			357,597
Income from operations, before income taxes			$99,267
2020
Revenue	$1,049,628	$348,072	$1,397,700
Gross profit	$289,720	$106,504	$396,224
Operating and other expenses			321,012
Income from operations, before income taxes			$75,212

3. Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the years ended December 31 (in thousands):

	Technology	FA	Total
2022
Flex revenue	$1,476,055	$176,395	$1,652,450
Direct Hire revenue	31,572	26,743	58,315
Total Revenue	$1,507,627	$203,138	$1,710,765
2021
Flex revenue	$1,247,560	$282,597	$1,530,157
Direct Hire revenue	26,381	23,384	49,765
Total Revenue	$1,273,941	$305,981	$1,579,922
2020
Flex revenue	$1,032,901	$331,196	$1,364,097
Direct Hire revenue	16,727	16,876	33,603
Total Revenue	$1,049,628	$348,072	$1,397,700
4. Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined by estimating and recognizing lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the year ended December 31, 2022.
The following table presents the activity within the allowance for credit losses on trade receivables for the years ended December 31, 2022 and 2021 (in thousands):

Allowance for credit losses, January 1, 2021	$2,757
Current period provision	11
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(1,039)
Allowance for credit losses, December 31, 2021	1,729
Current period provision	(126)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(597)
Allowance for credit losses, December 31, 2022	$1,006
The allowances on trade receivables presented in the Consolidated Balance Sheets include $0.6 million for reserves unrelated to credit losses at December 31, 2022 and 2021.
5. Fixed Assets, Net
The following table presents major classifications of fixed assets and related useful lives (in thousands, except useful lives):

		DECEMBER 31,
	USEFUL LIFE	2022	2021
Furniture and equipment	1-10 years	$5,553	$5,630
Computer equipment	1-10 years	5,168	5,358
Leasehold improvements	1-11 years	9,624	6,989
Total fixed assets		20,345	17,977
Less accumulated depreciation		(11,698)	(12,013)
Total Fixed assets, net		$8,647	$5,964
 Depreciation expense was $2.7 million, $2.8 million and $4.1 million during the years ended December 31, 2022, 2021 and 2020, respectively.

6. Income Taxes
The provision for income taxes consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
Current tax expense:
Federal	$17,535	$15,617	$17,278
State	6,400	5,765	4,119
Deferred tax expense	3,076	2,708	(2,224)
Total Income tax expense	$27,011	$24,090	$19,173
The provision for income taxes shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of Federal tax effect	5.4	5.0	5.3
Non-deductible compensation and meals and entertainment	2.5	2.2	1.4
Tax credits	(1.2)	(2.2)	(1.5)
Tax benefit from restricted stock vesting	(1.0)	(2.6)	(1.5)
Other	(0.3)	0.9	0.8
Effective tax rate	26.4%	24.3%	25.5%
The 2022 effective tax rate was unfavorably impacted by a lower Work Opportunity Tax Credit (“WOTC”) and a lower tax benefit from the vesting of restricted stock in 2022, as compared with 2021. The 2021 effective rate was favorably impacted by a higher WOTC and a greater tax benefit from the vesting of restricted stock in 2021, as compared with 2020. These were offset by greater non-deductible compensation to certain executive officers pursuant to IRS Code Section 162(m).

Deferred tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2022	2021
Deferred tax assets:
Accounts receivable reserves	$901	$604
Accrued liabilities	2,855	2,367
Deferred compensation obligation	6,521	5,702
Stock-based compensation	902	715
Operating lease liabilities	5,411	4,704
Pension and post-retirement benefit plans	—	2,929
Deferred payroll taxes	—	4,965
Other	8	11
Deferred tax assets	16,598	21,997
Deferred tax liabilities:
Prepaid expenses	(359)	(604)
Fixed assets	(4,694)	(4,185)
Goodwill	(2,408)	(2,413)
ROU assets for operating leases	(4,397)	(3,965)
Partnership basis difference	46	(2,966)
Other	—	(207)
Deferred tax liabilities	(11,812)	(14,340)
Valuation allowance	—	—
Total Deferred tax assets, net	$4,786	$7,657

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
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2019.
7. Other Assets, Net
Other assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Assets held in Rabbi Trust	$31,976	$41,607
ROU assets for operating leases, net	17,102	15,395
Capitalized software, net (2)	16,149	14,666
Deferred loan costs, net	881	1,115
Note Receivable, net (3)	4,825	—
Equity method investment (1)	—	17,008
Other non-current assets	4,838	2,838
Total Other assets, net	$75,771	$92,629
(1) In December 2022, management determined there was an other than temporary impairment related to the equity method investment. Refer to Note 1 - “Summary of Significant Accounting Policies” for more information on our equity method investment.
(2) Accumulated amortization of capitalized software was $36.6 million and $35.5 million as of December 31, 2022 and 2021, respectively.
(3) During the year ended December 31, 2022, Kforce executed the Note Receivable with our joint venture that amounted to $6.75 million. For the year ended December 31, 2022, we recorded a reserve of $1.9 million on the Note Receivable. Refer to Note 1 - “Summary of Significant Accounting Policies” for more details on the Note Receivable issued to our joint venture.
8. Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2022, 2021 and 2020 (in thousands):

	Technology	FA	Total
Goodwill, gross amount	$156,391	$19,766	$176,157
Accumulated impairment losses	(139,357)	(11,760)	(151,117)
Goodwill, carrying value	$17,034	$8,006	$25,040
There was no impairment expense related to goodwill for each of the years ended December 31, 2022, 2021 and 2020.
Management performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2022 and 2021. For each of our reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. Based on the qualitative assessments, management determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values at December 31, 2022 and 2021. A deterioration in any of the assumptions could result in an impairment charge in the future.

9. Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	DECEMBER 31,
	2022	2021
Accounts payable	$49,600	$40,241
Accrued liabilities	23,192	41,167
Total Accounts payable and other accrued liabilities	$72,792	$81,408

Payroll and benefits	$41,506	$43,738
Payroll taxes	2,633	22,466
Health insurance liabilities	3,481	4,474
Workers’ compensation liabilities	749	746
Total Accrued payroll costs	$48,369	$71,424
Our accounts payable balance includes vendor and third party payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates) and other accrued liabilities. Our accrued liabilities as of December 31, 2021, included $20 million of aggregate benefit obligation owed to two participants under the Supplemental Executive Retirement Plan (“SERP”). The SERP was terminated on April 30, 2021, and the Company paid the SERP benefits obligation in full during the year ended December 31, 2022.
Our payroll taxes as of December 31, 2021, included approximately $19.3 million in deferred payroll taxes as a result of the application of the CARES Act, and were paid in full during the year ended December 31, 2022.
10. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Deferred compensation plan	$36,390	$42,623
Operating lease liabilities	16,380	11,919
Other long-term liabilities	3	22
Total Other long-term liabilities	$52,773	$54,564
11. Operating Leases
The following table presents weighted-average terms for our operating leases:

	DECEMBER 31,
	2022	2021
Weighted-average discount rate	2.6%	3.0%
Weighted-average remaining lease term	6.8 years	3.9 years
The following table presents operating lease expense included in SG&A (in thousands):

	DECEMBER 31,
Lease Cost	2022	2021
Operating lease expense	$6,279	$6,363
Variable lease costs	965	1,078
Short-term lease expense	1,615	1,199
Sublease income	(205)	(87)
Total operating lease expense	$8,654	$8,553

The following table presents the maturities of operating lease liabilities as of December 31, 2022 (in thousands):

2023	$5,051
2024	4,072
2025	2,869
2026	1,864
2027	1,763
Thereafter	7,151
Total maturities of operating lease liabilities	22,770
Less: imputed interest	1,814
Total operating lease liabilities	$20,956
Our corporate headquarters lease in Tampa, Florida, requires aggregate future lease payments of approximately $10.9 million over the entire lease term, which includes annual escalation adjustments, and has a non-cancellable lease term of 129 months, excluding renewal options. As part of the executed lease, we received a leasehold improvement allowance of $1.6 million for the design, engineering, installation, supply and construction of the improvements. Lease payments begin on July 1, 2023, however, the lease accounting commencement date began in the fourth quarter of 2022 when we occupied the facility.
12. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains various qualified defined contribution 401(k) retirement savings plans for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board. Kforce accrued matching 401(k) contributions for continuing operations of $2.1 million and $1.9 million as of December 31, 2022 and 2021, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 17 thousand, 15 thousand, and 19 thousand shares of common stock at an average purchase price of $63.37, $51.10 and $29.43 per share during the years ended December 31, 2022, 2021 and 2020, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment, in the accompanying Consolidated Balance Sheets. At December 31, 2022 and 2021, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $4.1 million and $4.1 million, respectively, and $36.4 million and $42.6 million was included in Other long-term liabilities at December 31, 2022 and 2021, respectively, in the Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, we recognized compensation expense for the plans of $0.5 million, $1.1 million and $1.0 million, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets held within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $32.0 million and $41.6 million as of December 31, 2022 and 2021, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2022, the life insurance policies had a net death benefit of $168.3 million.
Supplemental Executive Retirement Plan
Prior to April 30, 2021, Kforce maintained the SERP, which benefited two executives. The SERP was a non-qualified benefit plan and did not include elective deferrals of covered executive officers’ compensation. The related net periodic benefit costs were comprised of service cost and interest cost. The service cost amounted to $199 thousand and $345 thousand for the years ended December 31, 2021 and 2020, respectively, and were recorded in SG&A. The interest cost amounted to $138 thousand and $497 thousand for the years ended December 31, 2021 and 2020, respectively, and were recorded in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Effective April 30, 2021, Kforce’s Board of Directors irrevocably terminated the SERP. As a result of the termination of the SERP, Kforce recognized a net loss of $1.8 million for the year ended December 31, 2021, which was recorded in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The SERP benefits owed to the two participants at December 31, 2021 was approximately $20.0 million in the aggregate, which represented the fair value at the date of termination, and was recorded in Accounts payable and accrued liabilities in the Consolidated Balance Sheet. During the year ended December 31, 2022, the Company paid the SERP benefit obligation in full.
13. Credit Facility
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
The Firm is subject to certain affirmative and negative financial covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.50 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Amended and Restated Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (defined as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Amended and Restated Credit Facility. The total leverage ratio is defined pursuant to the Amended and Restated Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities in excess of $25.0 million over the last four quarters could be limited if (a) the total leverage ratio is greater than 3.00 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of December 31, 2022, we are in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.
As of December 31, 2022 and 2021, $25.6 million and $100.0 million was outstanding on the Amended and Restated Credit Facility, respectively. Kforce had $1.3 million of outstanding letters of credit at December 31, 2022 and 2021, which pursuant to the Amended and Restated Credit Facility, reduces the availability.
14. Derivative Instrument and Hedging Activity
As of December 31, 2022, the Firm did not have any outstanding interest rate swap derivative instruments.
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
The Firm used the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap plus the applicable interest margin under our credit facility, was included in interest expense and recorded in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
In May 2022, the Firm terminated Swap B in anticipation of paying the outstanding amount on the Amended and Restated Credit Facility, which was $100.0 million. At the termination of Swap B, the amount recorded in Accumulated other comprehensive income was recognized. We received proceeds of $4.1 million, which represented the gain and fair value of Swap B at the time of termination, and is included in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Both Swaps A and B were designated as cash flow hedges. The change in the fair value of the Swaps was previously recorded as a component of Accumulated other comprehensive income in the consolidated financial statements.

The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	December 31,
	2022	2021
Accumulated derivative instrument gain (loss), beginning of year	$823	$(1,774)
Net change associated with current period hedging transactions	(823)	$2,597
Accumulated derivative instrument gain, end of year	$—	$823
15. Fair Value Measurements
Recurring Fair Values - Interest Rate Swap Derivative Instruments
Our interest rate swaps were previously measured at fair value using readily observable inputs, which are considered to be Level 2 inputs, on a recurring basis and were recorded in Other long-term liabilities within the accompanying Consolidated Balance Sheets. In April 2022, Swap A matured and in May 2022, we terminated Swap B. Refer to Note 14 - “Derivative Instrument and Hedging Activity” for a complete discussion of the interest rate swap derivative instruments.
The fair value of the interest rate swap derivative instruments at December 31, 2021was an asset of $823 thousand and was classified as a Level 2 instrument. At December 31, 2022, Kforce had no interest rate swap derivative instruments outstanding.
Nonrecurring Fair Values - Equity Method Investment
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs.
Events such as the impact of the COVID-19 pandemic (in 2020), a strategic repositioning of the joint venture to focus on providing its clients with an ability to directly source and engage talent on its platform (in 2021) and delays in WorkLLama’s ability to achieve its financial projections, despite continued demand for its technology platform, have resulted in the indicators of other than temporary impairments. When these events have occurred, we performed an impairment test utilizing the market and income approaches. For the income approach, we utilized estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments, including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. The fair value determination in our impairment tests is considered Level 3, due to the high sensitivity to changes in key assumptions, including, but not limited to, the discount rate that is applied to the financial projections. The fair value of the equity investment, determined by our previous impairment analysis, concluded that the fair value exceeded the carrying value.
During 2022, with the assistance of an independent financial advisor, WorkLLama and Kforce were pursuing the identification of a strategic partner to support WorkLLama’s future growth expectations and further invest in their technology platform. In the fourth quarter of 2022, Kforce made a strategic decision to focus on investing in the growth of its business and to pursue an exit of its equity stake in WorkLLama, which was an indicator of other than temporary impairment. In December 2022, WorkLLama executed a LOI with an independent third party whereby they would acquire WorkLLama and settle the outstanding debt, or a portion thereof, owed by WorkLLama to Kforce. This transaction closed on February 23, 2023. As a result of this transaction, Kforce no longer has any equity interest in WorkLLama. Management used this, combined with other facts and circumstances, to determine the fair value of the equity method investment and recognized an impairment loss of the full balance of the equity method investment as of December 31, 2022. The fair value of the equity method investment was measured using the best information available, including the economics of the transaction and management’s judgment, which are considered Level 3 inputs. The valuation technique utilized at December 31, 2022 changed based on the circumstances discussed above. During the years ended December 31, 2021 and 2020, the Company did not record any impairments related to the equity method investment. Refer to Note 1 - “Summary of Significant Accounting Policies” for more details.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2022 and 2021.
16. Stock-based Compensation
On April 22, 2021, the Kforce shareholders approved the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2021 Plan is approximately 3.9 million shares. The 2021 Plan terminates on April 22, 2031. Prior to the effective date of the 2021 Plan, the Company granted stock awards to eligible participants under our 2020 Stock Incentive Plan, 2017 Stock Incentive Plan, 2016 Stock Incentive Plan and 2013 Stock Incentive Plan (collectively the “Prior Plans”). As of the effective date of the 2021 Plan, no additional awards may be granted pursuant to the Prior Plans; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the Prior Plans.
During the years ended December 31, 2022, 2021 and 2020, stock-based compensation expense was $17.7 million, $14.0 million and $11.6 million, respectively. The related tax benefit for the years ended December 31, 2022, 2021 and 2020 was $3.7 million, $4.1 million, and $3.4 million, respectively.

Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are primarily based on Kforce’s total shareholder return versus a pre-defined peer group. Restricted stock granted during the year ended December 31, 2022, will vest ratably over a period of one to ten years.
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
The following table presents the restricted stock activity for the years ended December 31, 2022, (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2021	1,083	$35.00
Granted	285	$55.85
Forfeited/Canceled	(40)	$49.52
Vested	(417)	$42.19	$23,724
Outstanding at December 31, 2022	911	$54.42
The weighted-average grant date fair value of restricted stock granted was $55.85, $47.58 and $40.11 during the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of restricted stock vested was $23.7 million, $33.6 million and $18.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant and is amortized on a straight-line basis over the requisite service period. As of December 31, 2022, total unrecognized stock-based compensation expense related to restricted stock was $45.6 million, which will be recognized over a weighted-average remaining period of 4.2 years.
17. Commitments and Contingencies
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. As of December 31, 2022, these purchase commitments amounted to approximately $21.9 million and are expected to be paid as follows: $15.8 million in 2023; $4.6 million in 2024, $0.8 million in 2025, $0.4 million in 2026 and $0.3 million in 2027.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2022, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $1.3 million.
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At December 31, 2022, our liability would be approximately $40.3 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $17.3 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.

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
On November 18, 2020, Kforce Inc., et al. was served with a complaint brought in the Superior Court of the State of California, San Diego County, which was subsequently amended on January 21, 2021, to add Kforce Flexible Solutions as a party. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case Number: 37-2020-00030994-CU-OE-CTL. The former employee purports to bring a representative action on his own behalf and on behalf of other allegedly aggrieved employees pursuant to PAGA alleging violations of the Labor Code. The plaintiff seeks civil penalties, interest, attorney’s fees, and costs under the Labor Code for alleged failure to: properly calculate and pay all earned minimum and overtime wages; provide and pay for work performed during meal and rest periods; reimburse business expenses; provide compliant wage statements; and provide unused vacation wages upon termination. The parties reached a preliminary settlement agreement to resolve this matter along with Elliott-Brand, et al. v. Kforce Inc., et al. which is subject to final approval by the Court, and we have set reserves accordingly. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On December 11, 2020, a complaint was filed against Kforce and its client, Verity Health System of California (“Verity”) in the Superior Court of California, County of Los Angeles, which was subsequently amended on February 19, 2021. Ramona Webb v. Kforce Flexible Solutions, LLC, et al., Case Number: 20STCV47529. Former consultant Ramona Webb has sued both Kforce and Verity alleging certain individual claims in addition to a PAGA claim based on alleged violations of various provisions of the Labor Code. With respect to the PAGA claim, Plaintiff seeks to recover on her behalf, on behalf of the State of California, and on behalf of all allegedly aggrieved employees, the civil penalties provided by PAGA, attorney’s fees and costs. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding. We intend to continue to vigorously defend the claims.
On December 24, 2020, a complaint was filed against Kforce Inc., et al. in Superior Court of the State of California, Los Angeles County. Sydney Elliott-Brand, et al. v. Kforce Inc., et al., Case Number: 20STCV49193. On January 7, 2022, the lawsuit was amended to add Bernardo Buchsbaum and Josie Meister as plaintiffs and to add claims under PAGA and the Fair Labor Standards Act, 29 U.S.C. §§ 201, et seq. On behalf of themselves and a putative class and collective of talent recruiters and allegedly aggrieved employees in California and nationwide, the plaintiffs purport to bring a class action for alleged violations of the Labor Code, Industrial Welfare Commission Wage Orders, and the California Business and Professions Code, §17200, et seq., a collective action for alleged violations of FLSA, and a PAGA action for alleged violations of the Labor Code. The plaintiffs seek payment to recover unpaid wages and benefits, interest, attorneys’ fees, costs and expenses, penalties, and liquidated damages for alleged failure to: properly calculate and pay all earned minimum and overtime wages; provide meal and rest periods or provide compensation in lieu thereof; provide accurate itemized wage statements; reimburse for all business expenses; pay wages due upon separation; and pay for all hours worked over forty in one or more workweeks. Plaintiffs also seek an order requiring defendants to restore and disgorge all funds acquired by means of unfair competition under the California Business and Professions Code. The parties reached a preliminary agreement to resolve this matter along with Buchsbaum, et al. v. Kforce Inc., et al., which is subject to final approval by the Court, and we have set reserves accordingly. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

On January 6, 2022, a complaint was filed against Kforce Inc. in the Superior Court of the State of California for the County of Los Angeles and was served on January 21, 2022. Jessica Cook and Brianna Pratt, et al. v. Kforce Inc., Case Number: 22STCV00602. On behalf of themselves and others similarly situated, plaintiffs purport to bring a class action alleging violations of Labor Code and the California Business and Professional Code and challenging the exempt classification of a select class of recruiters. Plaintiffs and class members seek damages for all earned wages, statutory penalties, injunctive relief, attorney’s fees, and interest for alleged failure to: properly classify certain recruiters as nonexempt from overtime; timely pay all wages earned, including overtime premium pay; provide accurate wage statements; provide meal and rest periods; and comply with California's Unfair Competition Law. Kforce anticipated this action would be filed as a result of failed early resolution attempts in the previously disclosed Jessica Cook v. Kforce, et al. lawsuit. The parties reached a preliminary agreement to resolve this matter, and we have set reserves accordingly. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On January 6, 2022, a complaint was filed against Kforce Inc. in the United States District Court for the Middle District of Florida and was served on February 4, 2022. Sam Whiteman, et al. v. Kforce Inc., Case Number: 8:22-cv-00056. On behalf of himself and all others similarly situated, the plaintiff brings a one-count collective action complaint for alleged violations of the FLSA by failing to pay overtime wages. Plaintiff, on behalf of himself and the putative collective, seeks to recover unpaid wages, liquidated damages, attorneys’ fees and costs, and prejudgment interest for alleged failure to properly classify specified recruiters as nonexempt from overtime and properly compensate for all hours worked over 40 hours in one or more workweeks. The parties reached a preliminary agreement to resolve this matter which is subject to approval by the Court, and we have set reserves accordingly. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, those controls.
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

Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2022, Kforce’s internal control over financial reporting is effective based on those criteria.
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
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022.
Our Commitment to Integrity applies to all of our directors, officers and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022.

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
3. Exhibits. See Item 15(b) below.

a.Exhibits. The exhibits listed on the Exhibit Index are incorporated by reference into this Item 15(b) and are a part of this report.
KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivable reserves	2020	$2,078	2,441	—	(1,315)	$3,204
	2021	$3,204	178	—	(1,040)	$2,342
	2022	$2,342	(170)	—	(597)	$1,575
Deferred tax assets valuation allowance	2020	$114	—	—	(114)	$—
	2021	$—	—	—	—	$—
	2022	$—	—	—	—	$—
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Description of the Company's Common Stock, par value $0.01 per share, incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 000-26058) filed with the SEC on February 21,2020.

10.1*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.2*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.3*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

10.4*	Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

10.5*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.

10.6*	Form of Restricted Stock Award Agreement under the 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.7*	Kforce Inc. 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 000-26058) filed with the SEC on April 28, 2017.

Exhibit Number	Description

10.8*
Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.9*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.10*	Amended and Restated Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, dated November 15, 2017, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.11*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Kye L. Mitchell, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 2, 2016.

10.12*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Andrew G. Thomas, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 22, 2019.

10.13*	Kforce Inc. 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-231073) filed with the SEC on April 26, 2019.

10.14*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.15*	Kforce Inc. 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-237957) filed with the SEC on May 1, 2020.

10.16*	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2020.

10.17*	Kforce Inc. 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-255480) filed with the SEC on April 23, 2021.

10.18*	Form of Restricted Stock Award Agreement under the 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2021.

10.19	Amended and Restated Credit Agreement, dated October 20, 2021, between Kforce Inc. and its subsidiaries and Wells Fargo Bank, National Association, and the other lenders thereto, incorporated by reference to the Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 22, 2021.

10.20*	Part-Time Employment Agreement, dated December 22, 2021, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Current Report on Form 8-K (File No. 000-26058) filed with SEC on December 23, 2021.

10.21*	Employment Agreement, dated February 22, 2023, between Kforce Inc. and Jeffrey B. Hackman, filed electronically herewith.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 24, 2023	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2023	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 24, 2023	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2023	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

Date: February 24, 2023	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Director

Date: February 24, 2023	By:	/s/ DERRICK D. BROOKS
Derrick D. Brooks
Director

Date: February 24, 2023	By:	/s/ CATHERINE H. CLOUDMAN
Catherine H. Cloudman
Director

Date: February 24, 2023	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 24, 2023	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 24, 2023	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 24, 2023	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 24, 2023	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director