Form 10-Q
period 2023-03-31
KFORCE INC
filed 2023-05-09
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2023 was 20,341,265.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II, Item 1A. Risk Factors and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance, including our expectations regarding the future growth or decline in revenue of each segment of our business; the impact of the economic environment on our business; the Firm’s commitment to return significant capital to its shareholders regardless of the economic climate; the intent and ability to declare and pay quarterly dividends; growth rates in temporary staffing; a constraint in the supply of consultants and candidates or the Firm’s ability to attract such individuals; changes in client demand for our services and our ability to adapt to such changes; the entry of new competitors in the market; the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our beliefs regarding the expected future benefits of our flexible working environment; our ability to maintain compliance with our credit facility's covenants; potential government actions or changes in laws and regulations; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2023	2022
Revenue	$405,997	$416,967
Direct costs	292,021	293,081
Gross profit	113,976	123,886
Selling, general and administrative expenses	89,339	95,049
Depreciation and amortization	1,234	1,093
Income from operations	23,403	27,744
Other expense, net	1,045	1,433
Income from operations, before income taxes	22,358	26,311
Income tax expense	6,148	7,130
Net income	16,210	19,181
Other comprehensive income, net of tax:
Change in fair value of interest rate swaps	—	2,302
Comprehensive income	$16,210	$21,483

Earnings per share – basic	$0.83	$0.94
Earnings per share – diluted	$0.82	$0.93

Weighted average shares outstanding – basic	19,455	20,319
Weighted average shares outstanding – diluted	19,667	20,730
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$171	$121
Trade receivables, net of allowances of $1,437 and $1,575, respectively	266,525	269,496
Prepaid expenses and other current assets	8,213	8,143
Total current assets	274,909	277,760
Fixed assets, net	10,036	8,647
Other assets, net	71,682	75,771
Deferred tax assets, net	3,485	4,786
Goodwill	25,040	25,040
Total assets	$385,152	$392,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$69,615	$72,792
Accrued payroll costs	46,893	48,369
Current portion of operating lease liabilities	3,800	4,576
Income taxes payable	5,449	5,696
Total current liabilities	125,757	131,433
Long-term debt – credit facility	22,300	25,600
Other long-term liabilities	51,370	52,773
Total liabilities	199,427	209,806
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,247 and 73,242 issued, respectively	732	732
Additional paid-in capital	512,572	507,734
Accumulated other comprehensive income	—	6
Retained earnings	501,630	492,764
Treasury stock, at cost; 52,920 and 52,744 shares, respectively	(829,209)	(819,038)
Total stockholders’ equity	185,725	182,198
Total liabilities and stockholders’ equity	$385,152	$392,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2022	73,242	$732	$507,734	$6	$492,764	52,744	$(819,038)	$182,198
Net income	—	—	—	—	16,210	—	—	16,210
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	340	—	(341)	—	—	(1)
Stock-based compensation expense	—	—	4,326	—	—	—	—	4,326
Employee stock purchase plan	—	—	172	—	—	(5)	73	245
Dividends ($0.36 per share)	—	—	—	—	(7,003)	—	—	(7,003)
Repurchases of common stock	—	—	—	—	—	181	(10,244)	(10,244)
Other	—	—	—	(6)	—	—	—	(6)
Balance, March 31, 2023	73,247	$732	$512,572	$—	$501,630	52,920	$(829,209)	$185,725

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2021	72,997	$730	$488,036	$621	$442,596	51,492	$(743,577)	$188,406
Net income	—	—	—	—	19,181	—	—	19,181
Issuance for stock-based compensation and dividends, net of forfeitures	(1)	—	319	—	(318)	—	—	1
Stock-based compensation expense	—	—	4,437	—	—	—	—	4,437
Employee stock purchase plan	—	—	193	—	—	(3)	49	242
Dividends ($0.30 per share)	—	—	—	—	(6,094)	—	—	(6,094)
Change in fair value of interest rate swap, net of tax benefit of $780	—	—	—	2,302	—	—	—	2,302
Repurchases of common stock	—	—	—	—	—	147	(10,270)	(10,270)
Balance, March 31, 2022	72,996	$730	$492,985	$2,923	$455,365	51,636	$(753,798)	$198,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$16,210	$19,181
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	1,301	8,321
Provision for credit losses	371	172
Depreciation and amortization	1,234	1,093
Stock-based compensation expense	4,326	4,437
Noncash lease expense	1,130	1,502
Loss on equity method investment	750	825
Other	50	358
(Increase) decrease in operating assets
Trade receivables, net	2,601	(12,914)
Other assets	243	(2,577)
Increase (decrease) in operating liabilities
Accrued payroll costs	(1,230)	15,447
Other liabilities	(7,930)	2,897
Cash provided by operating activities	19,056	38,742
Cash flows from investing activities:
Capital expenditures	(1,872)	(2,221)
Proceeds from the sale of our joint venture interest	5,059	—
Note receivable issued to our joint venture	(750)	—
Equity method investment	—	(500)
Cash provided by (used) in investing activities	2,437	(2,721)
Cash flows from financing activities:
Proceeds from credit facility	174,200	—
Payments on credit facility	(177,500)	—
Repurchases of common stock	(11,126)	(10,270)
Cash dividends	(7,003)	(6,094)
Payments on other financing arrangements	(14)	(19)
Cash used in financing activities	(21,443)	(16,383)
Change in cash and cash equivalents	50	19,638
Cash and cash equivalents, beginning of period	121	96,989
Cash and cash equivalents, end of period	$171	$116,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flow Information	2023	2022
Cash Paid During the Period For:
Income taxes	$5,108	$314
Operating lease liabilities	1,303	1,812
Interest, net	248	547
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$566	$446
Employee stock purchase plan	245	242
Equipment and software additions included in accounts payable and other accrued liabilities	957	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2022 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2022, was derived from our audited Consolidated Balance Sheet as of December 31, 2022, as presented in our 2022 Annual Report on Form 10-K.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for credit losses; income taxes; self-insured liabilities for health insurance; and the impairment of goodwill and other long-lived assets. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Therefore, our accounting estimates and assumptions might change materially in future periods.
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss per participant for each health insurance claim up to $600 thousand in claims annually. Additionally, for all claim amounts exceeding $600 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $280 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, completion factors determined by an actuary and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
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

For the three months ended March 31, 2023 and 2022, 212 thousand and 411 thousand common stock equivalents were included in diluted WASO, respectively. For the three months ended March 31, 2023 and 2022, there were 264 thousand and 305 thousand anti-dilutive common stock equivalents, respectively.
Equity Method Investment and Note Receivable
In June 2019, we entered into a joint venture whereby Kforce obtained a 50% noncontrolling interest in WorkLLama, which was accounted for as an equity method investment. As of December 31, 2022, the equity method investment was fully impaired. We recorded a loss related to our equity method investment of $0.8 million for each of the three months ended March 31, 2023 and 2022. During the year ended December 31, 2022, Kforce executed a series of promissory notes (the “Note Receivable”) to our joint venture for a total of $6.8 million and recorded a credit loss of $1.9 million, resulting in a balance of $4.8 million at December 31, 2022. There were no payments received on the Note Receivable during the year ended December 31, 2022.
On February 23, 2023, Kforce received $6.0 million in exchange for the sale of our 50% noncontrolling interest in WorkLLama to an unaffiliated third party and in full settlement of the outstanding balance of the Note Receivable. These proceeds, net of customary transaction costs, amounted to $5.1 million and is presented in the investing section of the Unaudited Condensed Consolidated Statements of Cash Flows.
Excise Tax
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into Federal law. The IRA provides for, among other things, a new U.S. Federal 1% nondeductible excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. For the three months ended March 31, 2023, we recorded $0.1 million in excise tax related to the IRA, which was included in Treasury stock in the unaudited condensed consolidated financial statements.
New Accounting Standards
Recently Adopted Accounting Standards
In March 2020, the FASB issued guidance for reference rate reform, which provided temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The FASB has since issued subsequent updates to the initial guidance in December 2022, which extends the final sunset date for reference rate reform from December 31, 2022 to December 31, 2024. We adopted this standard as of January 1, 2023 and do not expect it to have a material impact on our consolidated financial statements.

Note B - Reportable Segments
Kforce provides services through our Technology and Finance and Accounting (“FA”) segments. Historically, and for the three months ended March 31, 2023, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.

The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended March 31,
2023
Revenue	$364,844	$41,153	$405,997
Gross profit	$98,411	$15,565	$113,976
Operating and other expenses			$91,618
Income from operations, before income taxes			$22,358
2022
Revenue	$359,905	$57,062	$416,967
Gross profit	$102,450	$21,436	$123,886
Operating and other expenses			$97,575
Income from operations, before income taxes			$26,311

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended March 31,
2023
Revenue by type:
Flex revenue	$359,524	$36,008	$395,532
Direct Hire revenue	5,320	5,145	10,465
Total Revenue	$364,844	$41,153	$405,997
2022
Revenue by type:
Flex revenue	$351,716	$50,150	$401,866
Direct Hire revenue	8,189	6,912	15,101
Total Revenue	$359,905	$57,062	$416,967

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined by estimating and recognizing lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three months ended March 31, 2023.
The following table presents the activity within the allowance for credit losses on trade receivables for the three months ended March 31, 2023 (in thousands):

Allowance for credit losses, January 1, 2023	$1,006
Current period provision	371
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(442)
Allowance for credit losses, March 31, 2023	$935

The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.5 million and $0.6 million at March 31, 2023 and December 31, 2022, respectively, for reserves unrelated to credit losses.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Assets held in Rabbi Trust	$34,323	$31,976
Right-of-use assets for operating leases, net	16,538	17,102
Capitalized software, net (1)	14,845	16,149
Deferred loan costs, net	822	881
Notes receivable, net (2)	—	4,825
Other non-current assets	5,154	4,838
Total Other assets, net	$71,682	$75,771
(1) Accumulated amortization of capitalized software was $37.0 million and $36.6 million as of March 31, 2023 and December 31, 2022, respectively.
(2) Refer to Note A - “Summary of Significant Accounting Policies” for more details on the sale of our joint venture and the settlement of the Note Receivable.

Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and other accrued liabilities:
Accounts payable	$47,967	$49,600
Accrued liabilities	21,648	23,192
Total Accounts payable and other accrued liabilities	$69,615	$72,792
Accrued payroll costs:
Payroll and benefits	$37,178	$41,506
Payroll taxes	5,138	2,633
Health insurance liabilities	3,805	3,481
Workers’ compensation liabilities	772	749
Total Accrued payroll costs	$46,893	$48,369
Our accounts payable balance includes vendor and third party payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates) and other accrued liabilities.

Note G - Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2026. As of March 31, 2023, we are in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.
As of March 31, 2023 and December 31, 2022, $22.3 million and $25.6 million was outstanding under the Amended and Restated Credit Facility, respectively.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred compensation plan	$36,839	$36,390
Operating lease liabilities	14,498	16,380
Other long-term liabilities	33	3
Total Other long-term liabilities	$51,370	$52,773

Note I - Stock-based Compensation
On April 20, 2023, Kforce’s shareholders approved the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan allows for the issuance of stock options, stock appreciation rights (“SAR”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares reserved under the 2023 Plan is approximately 3.2 million. Grants of an option or SAR reduce the reserve by one share, while a restricted stock award reduces the reserve by 2.72 shares. The 2023 Plan terminates on April 20, 2033.
Restricted stock (including RSAs and RSUs) is granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package for attraction and retention purposes.
The following table presents the restricted stock activity for the three months ended March 31, 2023 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2022	911	$54.42
Granted	6	$54.92
Forfeited	(1)	$75.22
Vested	(8)	$25.71	$467
Outstanding at March 31, 2023	908	$54.64
As of March 31, 2023, total unrecognized stock-based compensation expense related to restricted stock was $41.2 million, which will be recognized over a weighted-average remaining period of 4.1 years.
During the three months ended March 31, 2023 and 2022, stock-based compensation expense was $4.3 million and $4.4 million, respectively, and is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Note J - Derivative Instrument and Hedging Activity
The Firm maintained two swap instruments, Swap A and Swap B, which were designated as cash flow hedges and were used as interest rate risk management tools to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap plus the applicable interest margin under our credit facility, was recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Swap A matured on April 29, 2022 and Swap B was terminated in May 2022. As of March 31, 2023, the Firm did not have any outstanding derivative instruments.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Three Months Ended March 31,
	2023	2022
Accumulated derivative instrument gain, beginning of period	$—	$823
Net change associated with current period hedging transactions	—	3,082
Accumulated derivative instrument gain, end of period	$—	$3,905

Note K - Fair Value Measurements
Our interest rate swaps were previously measured at fair value using readily observable inputs, which are considered to be Level 2 inputs. In April 2022, Swap A matured and in May 2022, we terminated Swap B. Refer to Note J - “Derivative Instrument and Hedging Activity” for a complete discussion of the interest rate swap derivative instruments.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2023.

Note L - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At March 31, 2023, our liability would be approximately $40.4 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason and $17.4 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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
Except as stated below, there have been no material developments with regard to the legal proceedings previously disclosed in our 2022 Annual Report on Form 10-K.
On November 18, 2020, Kforce Inc., et al. was served with a complaint brought in the Superior Court of the State of California, San Diego County, which was subsequently amended on January 21, 2021, to add Kforce Flexible Solutions as a party. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case Number: 37-2020-00030994-CU-OE-CTL. The former employee purportedly brought a representative action on his own behalf and on behalf of other allegedly aggrieved employees pursuant to PAGA alleging violations of the Labor Code. The plaintiff sought civil penalties, interest, attorney’s fees, and costs under the Labor Code for alleged failure to: properly calculate and pay all earned minimum and overtime wages; provide and pay for work performed during meal and rest periods; reimburse business expenses; provide compliant wage statements; and provide unused vacation wages upon termination. The Court entered a written order granting final approval of the parties’ settlement agreement in March 2023, and the case has been dismissed. This matter did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On December 11, 2020, a complaint was filed against Kforce and its client, Verity Health System of California (Verity) in the Superior Court of California, County of Los Angeles, which was subsequently amended on February 19, 2021. Ramona Webb v. Kforce Flexible Solutions, LLC, et al., Case Number: 20STCV47529. Former consultant Ramona Webb sued both Kforce and Verity alleging certain individual claims in addition to a PAGA claim based on alleged violations of various provisions of the Labor Code. With respect to the PAGA claim, Plaintiff sought to recover on her behalf, on behalf of the State of California, and on behalf of all allegedly aggrieved employees, the civil penalties provided by PAGA, attorney’s fees and costs. The parties resolved Webb’s individual claims and the representative PAGA claim will be dismissed without prejudice following completion of the settlement. This matter is not expected to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

On December 24, 2020, a complaint was filed against Kforce Inc., et al. in Superior Court of the State of California, Los Angeles County. Sydney Elliott-Brand, et al. v. Kforce Inc., et al., Case Number: 20STCV49193. On January 7, 2022, the lawsuit was amended to add Bernardo Buchsbaum and Josie Meister as plaintiffs and to add claims under PAGA and the Fair Labor Standards Act, 29 U.S.C. §§ 201, et seq. On behalf of themselves and a putative class and collective of talent recruiters and allegedly aggrieved employees in California and nationwide, the plaintiffs purportedly brought a class action for alleged violations of the Labor Code, Industrial Welfare Commission Wage Orders, and the California Business and Professions Code, §17200, et seq., a collective action for alleged violations of FLSA, and a PAGA action for alleged violations of the Labor Code. The plaintiffs sought payment to recover unpaid wages and benefits, interest, attorneys’ fees, costs and expenses, penalties, and liquidated damages for alleged failure to: properly calculate and pay all earned minimum and overtime wages; provide meal and rest periods or provide compensation in lieu thereof; provide accurate itemized wage statements; reimburse for all business expenses; pay wages due upon separation; and pay for all hours worked over forty in one or more workweeks. Plaintiffs also sought an order requiring defendants to restore and disgorge all funds acquired by means of unfair competition under the California Business and Professions Code. The Court entered a written order granting final approval of the parties’ settlement agreement in March 2023, and the case has been dismissed. This matter did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On January 6, 2022, a complaint was filed against Kforce Inc. in the Superior Court of the State of California for the County of Los Angeles and was served on January 21, 2022. Jessica Cook and Brianna Pratt, et al. v. Kforce Inc., Case Number: 22STCV00602. On behalf of themselves and others similarly situated, plaintiffs purportedly brought a class action alleging violations of Labor Code and the California Business and Professional Code and challenging the exempt classification of a select class of recruiters. Plaintiffs and class members sought damages for all earned wages, statutory penalties, injunctive relief, attorney’s fees, and interest for alleged failure to: properly classify certain recruiters as nonexempt from overtime; timely pay all wages earned, including overtime premium pay; provide accurate wage statements; provide meal and rest periods; and comply with California's Unfair Competition Law. The Court entered a written order granting final approval of the parties’ settlement agreement in March 2023, and the case has been dismissed. This matter did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On January 6, 2022, a complaint was filed against Kforce Inc. in the United States District Court for the Middle District of Florida and was served on February 4, 2022. Sam Whiteman, et al. v. Kforce Inc., Case Number: 8:22-cv-00056. On behalf of himself and all others similarly situated, the plaintiff brought a one-count collective action complaint for alleged violations of the FLSA by failing to pay overtime wages. Plaintiff, on behalf of himself and the putative collective, sought to recover unpaid wages, liquidated damages, attorneys’ fees and costs, and prejudgment interest for alleged failure to properly classify specified recruiters as nonexempt from overtime and properly compensate for all hours worked over 40 hours in one or more workweeks. The Court granted final approval of the parties’ settlement agreement and the case was dismissed in February 2023. This matter did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2023, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the three months ended March 31, 2023, decreased 2.6%, to $406.0 million from $417.0 million in the comparable period in 2022. Revenue increased 1.4% for Technology and decreased 27.9% for FA, primarily driven by a softening in the demand environment and the result of our repositioning efforts.
•Flex revenue for the three months ended March 31, 2023 decreased 1.6%, to $395.5 million from $401.9 million in the comparable period in 2022. Flex revenue increased 2.2% and decreased 28.2% for Technology and FA, respectively.
•Direct Hire revenue for the three months ended March 31, 2023 decreased 30.7% to $10.5 million from $15.1 million in the comparable period in 2022.
•Gross profit margin for the three months ended March 31, 2023, decreased 160 basis points to 28.1%, compared to March 31, 2022, as a result of a decline in the Direct Hire revenue mix and a decline in our Flex gross profit margin.
•Flex gross profit margin for the three months ended March 31, 2023, decreased 90 basis points to 26.2%, compared to March 31, 2022, primarily due to a tighter pricing environment and business mix changes within our portfolio.
•SG&A expenses as a percentage of revenue for the three months ended March 31, 2023, decreased to 22.0% from 22.8% in the comparable period in 2022 primarily as a result of decreases in performance-based compensation given lower growth rates, lease expense due to the streamlining of our real estate portfolio and professional fees.
•Net income for the three months ended March 31, 2023, decreased 15.5% to $16.2 million, or $0.82 per share, from $19.2 million, or $0.93 per share, in March 31, 2022.
•The Firm returned $17.0 million of capital to our shareholders in the form of open market repurchases totaling $10.0 million and quarterly dividends totaling $7.0 million during the three months ended March 31, 2023.
•Cash provided by operating activities was $19.1 million during the three months ended March 31, 2023, as compared to $38.7 million for the three months ended March 31, 2022.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. Our corporate headquarters is in Tampa, Florida. As of March 31, 2023, Kforce employed approximately 2,000 associates and 9,500 consultants on assignment providing flexible staffing services and solutions to our clients. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other large consumers of our services.
From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. The national unemployment rate remained flat at 3.5% at the end of March 2023, as compared to December 2022. In the latest U.S. staffing industry forecast published by Staffing Industry Analysts (“SIA”) in April 2023, the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to grow 5% and 6% in 2023, respectively, and 7% and 5% in 2024, respectively.
Operating Results - Three Months Ended March 31, 2023 and 2022
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended
	March 31,
	2023	2022
Revenue by segment:
Technology	89.9%	86.3%
FA	10.1	13.7
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	97.4%	96.4%
Direct Hire	2.6	3.6
Total Revenue	100.0%	100.0%
Gross profit	28.1%	29.7%
Selling, general and administrative expenses	22.0%	22.8%
Depreciation and amortization	0.3%	0.3%
Income from operations	5.8%	6.7%
Income from operations, before income taxes	5.5%	6.3%
Net income	4.0%	4.6%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended March 31,
	2023	Increase (Decrease)	2022
Technology
Flex revenue	$359,524	2.2%	$351,716
Direct Hire revenue	5,320	(35.0)%	8,189
Total Technology revenue	$364,844	1.4%	$359,905
FA
Flex revenue	$36,008	(28.2)%	$50,150
Direct Hire revenue	5,145	(25.6)%	6,912
Total FA revenue	$41,153	(27.9)%	$57,062

Total Flex revenue	$395,532	(1.6)%	$401,866
Total Direct Hire revenue	10,465	(30.7)%	15,101
Total Revenue	$405,997	(2.6)%	$416,967
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Flex Revenue Growth Rates
	(Per Billing Day)
	Q1 2023	Q4 2022	Q3 2022	Q2 2022	Q1 2022
Billing Days	64	61	64	64	64
Technology	2.2%	8.5%	15.7%	23.3%	26.0%
FA	(28.2)%	(28.8)%	(30.7)%	(49.0)%	(37.6)%
Total Flex	(1.6)%	3.1%	8.7%	7.2%	11.8%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce and billable to our clients.
Flex revenue for Technology increased 2.2% during the three months ended March 31, 2023, as compared to the same period in 2022, which was driven by higher average bill rates, which increased 4.7% year-over-year, partially offset by a decrease in consultants on assignment. Beginning in the second half of 2022, we experienced a softening in the demand environment and our clients began exercising restraint and selectively pruning resources against the backdrop of increasing economic uncertainties. As expected, our growth rates in our Technology business have slowed. We expect revenue in our Technology business in the second quarter to decline in the mid-single digits on a year-over-year basis and to decline in the low single digits on a sequential basis.
Flex revenue for our FA segment decreased 28.2% during the three months ended March 31, 2023, as compared to the same period in 2022, primarily driven by the repositioning efforts of our business towards more high-skilled roles and the current uncertainty in the macroeconomic environment. We have seen indicators of success in this repositioning as our average bill rates improved approximately 3.6% sequentially and 10.4% year-over-year in the first quarter of 2023 compared to the same period in 2022. We expect the year-over-year decline in Flex revenue in our FA business in the second quarter to be comparable to first quarter levels.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2023 vs. March 31, 2022
	Technology	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$(7,653)	$(17,530)
Bill rate	15,954	3,397
Billable expenses	(493)	(9)
Total change in Flex revenue	$7,808	$(14,142)

The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended March 31,
	2023	Increase (Decrease)	2022
Technology	4,032	(2.2)%	4,122
FA	748	(35.0)%	1,150
Total Flex hours billed	4,780	(9.3)%	5,272
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 30.7% during the three months ended March 31, 2023, as compared to the same period in 2022, which was primarily driven by a decrease in placements.
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2023	Increase (Decrease)	2022
Technology	27.0%	(5.3)%	28.5%
FA	37.8%	0.5%	37.6%
Total gross profit percentage	28.1%	(5.4)%	29.7%
The total gross profit percentage for the three months ended March 31, 2023, decreased 160 basis points as compared to the same period in 2022, primarily due to a decline in Direct Hire mix and a decline in our Flex gross profit margin.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2023	Increase (Decrease)	2022
Technology	25.9%	(3.4)%	26.8%
FA	28.9%	(0.3)%	29.0%
Total Flex gross profit percentage	26.2%	(3.3)%	27.1%
Overall, our Flex gross profit percentage decreased 90 basis points for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a tighter pricing environment and business mix changes within our client portfolio in our Technology business.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2023 vs. March 31, 2022
	Technology	FA
Key Drivers - Increase (Decrease)
Revenue impact	$2,092	$(4,096)
Profitability impact	(3,262)	(8)
Total change in Flex gross profit	$(1,170)	$(4,104)

SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.6% for the three months ended March 31, 2023, compared to 84.4% for the same period in 2022. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents components of SG&A expenses, and expressed as a percentage of revenue (in thousands):

	2023	% of Revenue	2022	% of Revenue
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$75,615	18.6%	$80,224	19.2%
Other (1)	13,724	3.4%	14,825	3.6%
Total SG&A	$89,339	22.0%	$95,049	22.8%
(1) Includes credit loss expense, lease expense, professional fees, travel, telephone, computer, and certain other expenses.
SG&A as a percentage of revenue decreased 80 basis points for the three months ended March 31, 2023, compared to the same period in 2022. The decrease was mostly driven by lower performance-based compensation given lower overall revenue growth rates, cost efficiencies gained by reducing the overall square footage of leased space in our Office OccasionalSM work environment, and lower professional fees.
Due to the softening in the demand environment, we are prioritizing continued investments in our strategic initiatives, including our integrated strategy and multi-year efforts to transform our back office, and are exercising tighter discretionary spend control and generating other cost efficiencies, where appropriate.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended March 31,
	2023	Increase (Decrease)	2022
Fixed asset depreciation (includes finance leases)	$634	(6.4)%	$677
Capitalized software amortization	600	44.2%	416
Total Depreciation and amortization	$1,234	12.9%	$1,093
Other Expense, Net. Other expense, net for the three months ended March 31, 2023 and 2022, was $1.0 million and $1.4 million, respectively. This line item primarily includes interest expense related to outstanding borrowings under our credit facility and our proportionate share of losses related to our equity method investment.
Our proportionate share of losses related to our equity method investment was $0.8 million for each of the three months ended March 31, 2023 and 2022. On February 23, 2023, Kforce sold its 50% noncontrolling interest in WorkLLama to an unaffiliated third party. Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this report, for more details.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) for the three months ended March 31, 2023 and 2022 was 27.5% and 27.1%, respectively.
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

The following table presents Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$19,056	$38,742
Capital expenditures	(1,872)	(2,221)
Free cash flow	17,184	36,521
Proceeds from the sale of our joint venture interest	5,059	—
Note receivable issued to our joint venture	(750)	—
Equity method investment	—	(500)
Change in debt	(3,300)	—
Repurchases of common stock	(11,126)	(10,270)
Cash dividends	(7,003)	(6,094)
Other	(14)	(19)
Change in cash and cash equivalents	$50	$19,638
Adjusted EBITDA. “Adjusted EBITDA,” a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense, loss from equity method investment and certain other items as specified in the table below. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	2023	2022
Three Months Ended March 31,
Net income	$16,210	$19,181
Depreciation and amortization	1,234	1,093
Stock-based compensation expense	4,326	4,437
Interest expense, net	296	608
Income tax expense	6,148	7,130
Loss from equity method investment	750	825
Other	(235)	—
Adjusted EBITDA	$28,729	$33,274

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and borrowings under our credit facility. At March 31, 2023 and December 31, 2022, we had $22.3 million and $25.6 million outstanding under our credit facility, respectively, and we had $176.5 million and $173.1 million of borrowing availability under our credit facility, respectively, subject to certain covenants.
Cash Flows
We are principally focused on generating positive cash flow from operating activities, investing in our business to sustain our long-term growth and profitability objectives and returning capital to our shareholders through our quarterly dividends and common stock repurchase program.
Cash provided by operating activities was $19.1 million during the three months ended March 31, 2023, as compared to $38.7 million during the three months ended March 31, 2022. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels, the timing of payments, and a reduction in our deferred tax liability given the sale of our joint venture.
Cash provided by investing activities during the three months ended March 31, 2023 was $2.4 million and primarily consisted of the proceeds from the sale of our joint venture interest of $5.1 million, partially offset by cash used for capital expenditures of $1.9 million. Cash used in investing activities during the three months ended March 31, 2022, was $2.7 million and primarily consisted of cash used for capital expenditures.
Cash used in financing activities was $21.4 million during the three months ended March 31, 2023, compared to $16.4 million during the three months ended March 31, 2022. The change was primarily driven by $3.3 million of net payments on our Credit Facility, as well as an overall increase in repurchases of common stock and dividend payments.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Three Months Ended March 31,
	2023	2022
Open market repurchases	$10,985	$10,088
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	141	182
Total cash flow impact of common stock repurchases	$11,126	$10,270
Cash paid in current year for settlement of prior year repurchases	$974	$181
During the three months ended March 31, 2023 and 2022, Kforce declared and paid quarterly dividends of $7.0 million ($0.36 per share) and $6.1 million ($0.30 per share), respectively, which represents a 20% increase on a per share basis. While the Board has declared and paid quarterly dividends since the fourth quarter of 2013, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, operating cash flows and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months and give us the flexibility to continue returning significant capital to our shareholders. However, a material deterioration in the economic environment or market conditions, among other things, could adversely affect operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for capital expenditures, investments, additional common stock repurchases or dividends.
Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2026. As of March 31, 2023, $22.3 million was outstanding and $176.5 million, was available on our credit facility, subject to certain covenants, and as of December 31, 2022, $25.6 million was outstanding. As of March 31, 2023, we are in compliance with our credit facility covenants as described in the 2022 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants.
In April 2017 and March 2020, Kforce entered into two forward-starting interest rate swap agreements to mitigate the risk of rising interest rates. As of March 31, 2023, the Firm did not have any outstanding interest rate swap derivative instruments. Refer to Note J - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of our interest rate swaps.

Stock Repurchases
In February 2023, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the three months ended March 31, 2023, Kforce repurchased approximately 178 thousand shares of common stock on the open market at a total cost of approximately $10.0 million and $98.8 million remained available for further repurchases under the Board-authorized common stock repurchase program at March 31, 2023.
As a result of the newly enacted IRA, the Company recorded a 1% nondeductible excise tax on certain repurchases of stock, net of issuances. The IRA is not expected to have a material impact on our cash flows, results of operations or financial position. Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this report, for a complete discussion of the new excise tax related to the IRA.
Contractual Obligations and Commitments
Other than the changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

CEO and CFO Certifications
Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section contains the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
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

ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2023 to January 31, 2023	138,318	$55.67	138,318	$33,575,414
February 1, 2023 to February 28, 2023	42,248	$58.02	39,943	$98,844,888
March 1, 2023 to March 31, 2023	—	$—	—	$98,844,888
Total	180,566	$56.22	178,261	$98,844,888
(1) Includes 2,305 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period February 1, 2023 to February 28, 2023.
(2) The IRA imposed a 1% nondeductible excise tax on the net value of certain open market stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise tax, as applicable. Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of the new excise tax related to the IRA.
(3) In February 2023, the Board approved an increase in our stock repurchase authorization increasing the available authorization to $100.0 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1	Kforce Inc. 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-271697) filed with the SEC on May 5, 2023.
10.2	Form of Restricted Stock Award Agreement under the 2023 Stock Incentive Plan.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended March 31, 2023, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	May 9, 2023	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2023	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)