Form 10-Q
period 2023-06-30
KFORCE INC
filed 2023-08-02
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding of the registrant’s common stock as of July 28, 2023 was 20,120,748.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance, including our expectations regarding the future changes in revenue of each segment of our business; the impact of the economic environment on our business; our tighter discretionary spend control; the Firm’s commitment to return significant capital to its shareholders; our ability to meet capital expenditure and working capital requirements of our operations; the intent and ability to declare and pay quarterly dividends; growth rates in temporary staffing; a constraint in the supply of consultants and candidates or the Firm’s ability to attract such individuals; changes in client demand for our services and our ability to adapt to such changes; the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; expected incurrence of stock-based compensation; the impact of the Inflation Reduction Act of 2022 on our stock repurchases and financial condition; our beliefs regarding the expected future benefits of our flexible working environment; our ability to maintain compliance with our credit facility's covenants; potential government actions or changes in laws and regulations; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$389,190	$436,516	$795,187	$853,483
Direct costs	278,924	305,444	570,945	598,525
Gross profit	110,266	131,072	224,242	254,958
Selling, general and administrative expenses	82,993	96,147	172,332	191,196
Depreciation and amortization	1,340	1,076	2,574	2,169
Income from operations	25,933	33,849	49,336	61,593
Other expense (income), net	313	(2,672)	1,358	(1,239)
Income from operations, before income taxes	25,620	36,521	47,978	62,832
Income tax expense	7,046	9,605	13,194	16,735
Net income	18,574	26,916	34,784	46,097
Other comprehensive income, net of tax:
Change in fair value of interest rate swaps	—	(2,917)	—	(615)
Comprehensive income	$18,574	$23,999	$34,784	$45,482

Earnings per share – basic	$0.96	$1.33	$1.79	$2.27
Earnings per share – diluted	$0.95	$1.30	$1.77	$2.22

Weighted average shares outstanding – basic	19,341	20,283	19,398	20,300
Weighted average shares outstanding – diluted	19,611	20,718	19,638	20,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$147	$121
Trade receivables, net of allowances of $1,579 and $1,575, respectively	249,895	269,496
Income tax refund receivable	669	35
Prepaid expenses and other current assets	8,743	8,108
Total current assets	259,454	277,760
Fixed assets, net	10,160	8,647
Other assets, net	70,636	75,771
Deferred tax assets, net	2,780	4,786
Goodwill	25,040	25,040
Total assets	$368,070	$392,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$60,247	$72,792
Accrued payroll costs	39,414	48,369
Current portion of operating lease liabilities	3,581	4,576
Income taxes payable	999	5,696
Total current liabilities	104,241	131,433
Long-term debt – credit facility	24,600	25,600
Other long-term liabilities	51,611	52,773
Total liabilities	180,452	209,806
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,279 and 73,242 issued, respectively	732	732
Additional paid-in capital	517,422	507,734
Accumulated other comprehensive income	—	6
Retained earnings	512,937	492,764
Treasury stock, at cost; 53,163 and 52,744 shares, respectively	(843,473)	(819,038)
Total stockholders’ equity	187,618	182,198
Total liabilities and stockholders’ equity	$368,070	$392,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2022	73,242	$732	$507,734	$6	$492,764	52,744	$(819,038)	$182,198
Net income	—	—	—	—	16,210	—	—	16,210
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	340	—	(341)	—	—	(1)
Stock-based compensation expense	—	—	4,326	—	—	—	—	4,326
Employee stock purchase plan	—	—	172	—	—	(5)	73	245
Dividends ($0.36 per share)	—	—	—	—	(7,003)	—	—	(7,003)
Repurchases of common stock	—	—	—	—	—	181	(10,244)	(10,244)
Other	—	—	—	(6)	—	—	—	(6)
Balance, March 31, 2023	73,247	732	512,572	$—	501,630	52,920	(829,209)	185,725
Net income	—	—	—	—	18,574	—	—	18,574
Issuance for stock-based compensation and dividends, net of forfeitures	32	—	322	—	(322)	—	—	—
Stock-based compensation expense	—	—	4,309	—	—	—	—	4,309
Employee stock purchase plan	—	—	219	—	—	(5)	77	296
Dividends ($0.36 per share)	—	—	—	—	(6,945)	—	—	(6,945)
Repurchases of common stock	—	—	—	—	—	248	(14,341)	(14,341)
Balance, June 30, 2023	73,279	$732	$517,422	$—	$512,937	53,163	$(843,473)	$187,618

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2021	72,997	$730	$488,036	$621	$442,596	51,492	$(743,577)	$188,406
Net income	—	—	—	—	19,181	—	—	19,181
Issuance for stock-based compensation and dividends, net of forfeitures	(1)	—	319	—	(318)	—	—	1
Stock-based compensation expense	—	—	4,437	—	—	—	—	4,437
Employee stock purchase plan	—	—	193	—	—	(3)	49	242
Dividends ($0.30 per share)	—	—	—	—	(6,094)	—	—	(6,094)
Change in fair value of interest rate swap, net of tax benefit of $780	—	—	—	2,302	—	—	—	2,302
Repurchases of common stock	—	—	—	—	—	147	(10,270)	(10,270)
Balance, March 31, 2022	72,996	730	492,985	2,923	455,365	51,636	(753,798)	198,205
Net income	—	—	—	—	26,916	—	—	26,916
Issuance for stock-based compensation and dividends, net of forfeitures	11	—	298	—	(298)	—	—	—
Stock-based compensation expense	—	—	4,410	—	—	—	—	4,410
Employee stock purchase plan	—	—	234	—	—	(4)	61	295
Dividends ($0.30 per share)	—	—	—	—	(6,093)	—	—	(6,093)
Change in fair value of interest rate swaps, net of tax expense of $989	—	—	—	(2,917)	—	—	—	(2,917)
Repurchases of common stock	—	—	—	—	—	162	(10,283)	(10,283)
Balance, June 30, 2022	73,007	$730	$497,927	$6	$475,890	51,794	$(764,020)	$210,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$34,784	$46,097
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	2,006	6,191
Provision for credit losses	454	(172)
Depreciation and amortization	2,574	2,169
Stock-based compensation expense	8,635	8,848
Noncash lease expense	1,803	2,950
Loss on equity method investment	750	1,840
Other	368	531
(Increase) decrease in operating assets
Trade receivables, net	19,148	(19,862)
Other assets	2,461	(3,637)
Increase (decrease) in operating liabilities
Accrued payroll costs	(8,414)	17,566
Other liabilities	(24,138)	8,239
Cash provided by operating activities	40,431	70,760
Cash flows from investing activities:
Capital expenditures	(4,950)	(3,458)
Proceeds from the sale of our joint venture interest	5,059	—
Equity method investment	—	(500)
Note receivable issued to our joint venture	(750)	(2,000)
Other	(193)	—
Cash used in investing activities	(834)	(5,958)
Cash flows from financing activities:
Proceeds from credit facility	342,500	—
Payments on credit facility	(343,500)	(100,000)
Repurchases of common stock	(24,614)	(19,600)
Cash dividends	(13,947)	(12,187)
Other	(10)	(30)
Cash used in financing activities	(39,571)	(131,817)
Change in cash and cash equivalents	26	(67,015)
Cash and cash equivalents, beginning of period	121	96,989
Cash and cash equivalents, end of period	$147	$29,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flow Information	2023	2022
Cash Paid During the Period For:
Income taxes	$16,547	$7,437
Operating lease liabilities	2,541	3,622
Interest, net	233	892
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$773	$406
Employee stock purchase plan	541	537
Unsettled repurchases of common stock	726	952
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
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss per participant for each health insurance claim up to $600 thousand in claims annually. Additionally, for all claim amounts exceeding $600 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $280 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims, and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, completion factors determined by an actuary and a qualitative review of our health insurance exposure, including the extent of outstanding claims and expected changes in health insurance costs.
Earnings per Share
Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per share is computed by dividing net income by diluted WASO. Diluted WASO includes the dilutive effect of potentially dilutive securities, such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

For the three and six months ended June 30, 2023, 270 thousand and 240 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2022, 435 thousand and 425 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2023, there were 201 thousand and 235 thousand anti-dilutive common stock equivalents, respectively. For the three and six months ended June 30, 2022, there were 168 thousand and 304 thousand anti-dilutive common stock equivalents, respectively.
Equity Method Investment and Note Receivable
In June 2019, we entered into a joint venture whereby Kforce obtained a 50% noncontrolling interest in WorkLLama, which was accounted for as an equity method investment. As of December 31, 2022, the equity method investment was fully impaired. During the three months ended June 30, 2023 and 2022, we recorded a loss related to our equity method investment of nil and $1.0 million, respectively. We recorded a loss related to our equity method investment of $0.8 million and $1.8 million during the six months ended June 30, 2023 and 2022, respectively.
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
Excise Tax
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into Federal law. The IRA provides for, among other things, a new U.S. Federal 1% nondeductible excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. For the three and six months ended June 30, 2023, we recorded $0.1 million and $0.2 million in excise tax related to the IRA, which was included in Treasury stock in the unaudited condensed consolidated financial statements.
New Accounting Standards
Recently Adopted Accounting Standards
In March 2020, the FASB issued guidance for reference rate reform, which provided temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The FASB has since issued subsequent updates to the initial guidance in December 2022, which extends the final sunset date for reference rate reform from December 31, 2022 to December 31, 2024. We adopted this standard as of January 1, 2023, and it did not have a material impact on our consolidated financial statements.

Note B - Reportable Segments
Kforce provides services through our Technology and Finance and Accounting (“FA”) segments. Historically, and for the three and six months ended June 30, 2023, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.

The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended June 30,
2023
Revenue	$352,025	$37,165	$389,190
Gross profit	$95,485	$14,781	$110,266
Operating and other expenses			$84,646
Income from operations, before income taxes			$25,620
2022
Revenue	$384,595	$51,921	$436,516
Gross profit	$109,917	$21,155	$131,072
Operating and other expenses			$94,551
Income from operations, before income taxes			$36,521

Six Months Ended June 30,
2023
Revenue	$716,869	$78,318	$795,187
Gross profit	$193,896	$30,346	$224,242
Operating and other expenses			$176,264
Income from operations, before income taxes			$47,978
2022
Revenue	$744,500	$108,983	$853,483
Gross profit	$212,367	$42,591	$254,958
Operating and other expenses			$192,126
Income from operations, before income taxes			$62,832

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended June 30,
2023
Revenue by type:
Flex revenue	$346,326	$32,144	$378,470
Direct Hire revenue	5,699	5,021	10,720
Total Revenue	$352,025	$37,165	$389,190
2022
Revenue by type:
Flex revenue	$375,507	$44,193	$419,700
Direct Hire revenue	9,088	7,728	16,816
Total Revenue	$384,595	$51,921	$436,516
Six Months Ended June 30,
2023
Revenue by type:
Flex revenue	$705,850	$68,152	$774,002
Direct Hire revenue	11,019	10,166	21,185
Total Revenue	$716,869	$78,318	$795,187
2022
Revenue by type:
Flex revenue	$727,223	$94,343	$821,566
Direct Hire revenue	17,277	14,640	31,917
Total Revenue	$744,500	$108,983	$853,483

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined by estimating and recognizing lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three and six months ended June 30, 2023.
The following table presents the activity within the allowance for credit losses on trade receivables for the six months ended June 30, 2023 (in thousands):

Allowance for credit losses, January 1, 2023	$1,006
Current period provision	454
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(402)
Allowance for credit losses, June 30, 2023	$1,058
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.5 million and $0.6 million at June 30, 2023 and December 31, 2022, respectively, for reserves unrelated to credit losses.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Assets held in Rabbi Trust	$36,664	$31,976
Right-of-use assets for operating leases, net	12,998	17,102
Capitalized software, net (1)	15,415	16,149
Deferred loan costs, net	769	881
Notes receivable, net (2)	—	4,825
Other non-current assets	4,790	4,838
Total Other assets, net	$70,636	$75,771
(1) Accumulated amortization of capitalized software was $37.4 million and $36.6 million as of June 30, 2023 and December 31, 2022, respectively.
(2) Refer to Note A - “Summary of Significant Accounting Policies” for more details on the sale of our joint venture and the settlement of the Note Receivable.

Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable and other accrued liabilities:
Accounts payable	$46,296	$49,600
Accrued liabilities	13,951	23,192
Total Accounts payable and other accrued liabilities	$60,247	$72,792
Accrued payroll costs:
Payroll and benefits	$32,940	$41,506
Payroll taxes	2,175	2,633
Health insurance liabilities	3,835	3,481
Workers’ compensation liabilities	464	749
Total Accrued payroll costs	$39,414	$48,369
Our accounts payable balance includes vendor and third-party payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates) and other accrued liabilities.

Note G - Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. The maturity date of the Amended and Restated Credit Facility is October 20, 2026.
In June 2023, Kforce entered into the First Amendment to the Amended and Restated Credit Facility (the “First Amendment”), by and among Wells Fargo, as administrative agent, and the lenders and financial institutions from time to time party thereto, to replace the LIBOR-based benchmark interest rates with Secured Overnight Financing Rate benchmark interest rates (“SOFR Rate”).
As of June 30, 2023 and December 31, 2022, $24.6 million and $25.6 million was outstanding under the Amended and Restated Credit Facility, respectively. As of June 30, 2023, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred compensation plan	$40,493	$36,390
Operating lease liabilities	11,089	16,380
Other long-term liabilities	29	3
Total Other long-term liabilities	$51,611	$52,773

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
The following table presents the restricted stock activity for the six months ended June 30, 2023 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2022	911	$54.42
Granted	49	$55.96
Forfeited	(13)	$62.45
Vested	(33)	$44.81	$1,922
Outstanding at June 30, 2023	914	$54.74
As of June 30, 2023, total unrecognized stock-based compensation expense related to restricted stock was $38.3 million, which is expected to be recognized over a weighted-average remaining period of 4.1 years.
During the three and six months ended June 30, 2023, stock-based compensation expense was $4.3 million and $8.6 million, respectively. During the three and six months ended June 30, 2022, stock-based compensation expense was $4.4 million and $8.8 million, respectively. Stock-based compensation expense is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Note J - Derivative Instrument and Hedging Activity
The Firm maintained two swap instruments, Swap A and Swap B, which were designated as cash flow hedges and were used as interest rate risk management tools to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap, plus the applicable interest margin under our Amended and Restated Credit Facility, was recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Swap A matured on April 29, 2022 and Swap B was terminated in May 2022. As of June 30, 2023 and 2022, the Firm did not have any outstanding derivative instruments.

The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Six Months Ended June 30,
	2023	2022
Accumulated derivative instrument gain, beginning of period	$—	$823
Net change associated with current period hedging transactions	—	(823)
Accumulated derivative instrument gain, end of period	$—	$—

Note K - Fair Value Measurements
Our interest rate swaps were previously measured at fair value using readily observable inputs, which are considered to be Level 2 inputs. In April 2022, Swap A matured and in May 2022, we terminated Swap B. Refer to Note J - “Derivative Instrument and Hedging Activity” for a complete discussion of the interest rate swap derivative instruments.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2023.

Note L - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At June 30, 2023, our liability would be approximately $40.3 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $17.4 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
Litigation
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of business, and we have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable, or the amount of loss cannot be reasonably estimated. The outcome of any litigation is inherently uncertain, but we do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our consolidated financial statements; however, if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to additional liabilities that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance that insures us against workers’ compensation, personal and bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
As previously reported, on December 17, 2019, Kforce Inc., et al., was served with a complaint brought in Superior Court of the State of California, Alameda County. Kathleen Wahrer, et al. v. Kforce Inc., et al., Case Number: RG19047269. The former employee purports to bring a representative action on her own behalf and on behalf of other allegedly aggrieved employees pursuant to the California Private Attorneys General Act of 2004, California Labor Code Section 2968, et seq. (“PAGA”) alleging violations of the California Labor Code, §201, et seq. (“Labor Code”). The plaintiff seeks civil penalties, interest, attorneys’ fees, and costs under the Labor Code for alleged failure to: provide and pay for work performed during meal and rest periods; properly calculate and pay all earned minimum and overtime wages; provide compliant wage statements; timely pay wages during employment and upon termination; and reimburse business expenses. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.
As previously reported, on November 18, 2020, Kforce Inc., et al. was served with a complaint brought in the Superior Court of the State of California, San Diego County, which was subsequently amended on January 21, 2021, to add Kforce Flexible Solutions as a party. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case Number: 37-2020-00030994-CU-OE-CTL. The Court entered a written order granting final approval of the parties’ settlement agreement in March 2023, and the case has been dismissed. This matter did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

As previously reported, on December 24, 2020, a complaint was filed against Kforce Inc., et al. in Superior Court of the State of California, Los Angeles County. Sydney Elliott-Brand, et al. v. Kforce Inc., et al., Case Number: 20STCV49193. On January 7, 2022, the lawsuit was amended to add Bernardo Buchsbaum and Josie Meister as plaintiffs and to add claims under PAGA and the Fair Labor Standards Act, 29 U.S.C. §§ 201, et seq. The Court entered a written order granting final approval of the parties’ settlement agreement in March 2023, and the matter is considered closed. This matter did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
As previously reported, on December 11, 2020, a complaint was filed against Kforce and its client, Verity Health System of California (“Verity”) in the Superior Court of California, County of Los Angeles, which was subsequently amended on February 19, 2021. Ramona Webb v. Kforce Flexible Solutions, LLC, et al., Case Number: 20STCV47529. The Court dismissed the representative PAGA action in May 2023, and the American Arbitration Association closed its file on Webb’s individual claims in June 2023. This matter did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2023, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the six months ended June 30, 2023 decreased 6.8% to $795.2 million from $853.5 million in the comparable period in 2022. Revenue decreased 3.7% and 28.1% for Technology and FA, respectively, primarily driven by the impact of the macro environment on our business and the result of our repositioning efforts for FA.
•Flex revenue for the six months ended June 30, 2023 decreased 5.8% to $774.0 million from $821.6 million in the comparable period in 2022. Flex revenue decreased 2.9% and 27.8% for Technology and FA, respectively.
•Direct Hire revenue for the six months ended June 30, 2023 decreased 33.6% to $21.2 million from $31.9 million in the comparable period in 2022.
•Gross profit margin for the six months ended June 30, 2023 decreased 170 basis points to 28.2%, compared to June 30, 2022, as a result of a decline in the mix of Direct Hire revenue and Technology Flex gross profit margins.
•Flex gross profit margin for the six months ended June 30, 2023 decreased 90 basis points to 26.2%, compared to June 30, 2022, primarily due to a tighter pricing environment, higher healthcare costs, and business mix changes within our client portfolio.
•SG&A expenses as a percentage of revenue for the six months ended June 30, 2023 decreased to 21.7% from 22.4% in the comparable period in 2022 primarily as a result of a decrease in performance-based compensation given lower revenues.
•Net income for the six months ended June 30, 2023 decreased 24.5% to $34.8 million, or $1.77 per share, from $46.1 million, or $2.22 per share, for the six months ended June 30, 2022. The termination of our interest rate swaps in the three months ended June 30, 2022 resulted in a benefit to earnings per share of $0.14.
•The Firm returned $38.0 million of capital to our shareholders in the form of open market repurchases totaling $24.0 million and quarterly dividends totaling $14.0 million during the six months ended June 30, 2023.
•Cash provided by operating activities was $40.4 million during the six months ended June 30, 2023, as compared to $70.8 million for the six months ended June 30, 2022.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. Our corporate headquarters is in Tampa, Florida. As of June 30, 2023, Kforce employed approximately 2,000 associates and had approximately 9,000 consultants on assignment providing flexible staffing services and solutions to our clients. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 companies and other large consumers of our services.
From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. The national unemployment rate was 3.6% at the end of June 2023 compared to 3.5% at December 2022.
Operating Results - Three and Six Months Ended June 30, 2023 and 2022
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by segment:
Technology	90.5%	88.1%	90.2%	87.2%
FA	9.5	11.9	9.8	12.8
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.2%	96.1%	97.3%	96.3%
Direct Hire	2.8	3.9	2.7	3.7
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	28.3%	30.0%	28.2%	29.9%
Selling, general and administrative expenses	21.3%	22.0%	21.7%	22.4%
Depreciation and amortization	0.3%	0.2%	0.3%	0.3%
Income from operations	6.7%	7.8%	6.2%	7.2%
Income from operations, before income taxes	6.6%	8.4%	6.0%	7.4%
Net income	4.8%	6.2%	4.4%	5.4%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Technology
Flex revenue	$346,326	(7.8)%	$375,507	$705,850	(2.9)%	$727,223
Direct Hire revenue	5,699	(37.3)%	9,088	11,019	(36.2)%	17,277
Total Technology revenue	$352,025	(8.5)%	$384,595	$716,869	(3.7)%	$744,500
FA
Flex revenue	$32,144	(27.3)%	$44,193	$68,152	(27.8)%	$94,343
Direct Hire revenue	5,021	(35.0)%	7,728	10,166	(30.6)%	14,640
Total FA revenue	$37,165	(28.4)%	$51,921	$78,318	(28.1)%	$108,983

Total Flex revenue	$378,470	(9.8)%	$419,700	$774,002	(5.8)%	$821,566
Total Direct Hire revenue	10,720	(36.3)%	16,816	21,185	(33.6)%	31,917
Total Revenue	$389,190	(10.8)%	$436,516	$795,187	(6.8)%	$853,483
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year changes in revenue, on a billing day basis, for the last five quarters:

	Changes in Year-Over-Year Flex Revenue
	(Per Billing Day)
	Q2 2023	Q1 2023	Q4 2022	Q3 2022	Q2 2022
Billing Days	64	64	61	64	64
Technology	(7.8)%	2.2%	8.5%	15.7%	23.3%
FA	(27.3)%	(28.2)%	(28.8)%	(30.7)%	(49.0)%
Total Flex	(9.8)%	(1.6)%	3.1%	8.7%	7.2%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce and billable to our clients.
Flex revenue in our Technology business decreased during the three and six months ended June 30, 2023 by 7.8% and 2.9%, respectively, as compared to the same periods in 2022, primarily due to a decrease in consultants on assignment, which was partially offset by higher average bill rates. We continued to experience a softening in the demand environment in the second quarter as our clients continue to exercise restraint in initiating new technology initiatives and selectively pruning resources on existing programs against the backdrop of the current macroeconomic environment. Our average bill rates remained strong and increased 3.5% and 4.7% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. We expect revenue in our Technology Flex business in the third quarter to decline sequentially in the mid-single digits and expect declines in the low double digits as we face more difficult comparisons on a year-over-year basis.
Our FA segment experienced a decrease in Flex revenue of 27.3% and 27.8% during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily driven by the repositioning efforts of our business towards more high-skilled roles and the continued uncertainty in the macroeconomic environment. We continue to see indicators of success in this repositioning as our average bill rates continued to improve by 5.4% sequentially. In the third quarter, we expect the year-over-year decline in FA Flex revenue to approximate second quarter levels.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023 vs. June 30, 2022		June 30, 2023 vs. June 30, 2022
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$(40,334)	$(14,342)	$(47,611)	$(31,918)
Bill rate	11,708	2,291	27,287	5,733
Billable expenses	(555)	2	(1,049)	(6)
Total change in Flex revenue	$(29,181)	$(12,049)	$(21,373)	$(26,191)

The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Technology	3,829	(10.8)%	4,292	7,861	(6.6)%	8,414
FA	633	(32.5)%	938	1,381	(33.9)%	2,088
Total Flex hours billed	4,462	(14.7)%	5,230	9,242	(12.0)%	10,502
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 36.3% and 33.6% during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, which was primarily driven by a decrease in placements stemming from the uncertainties in the macroeconomic environment.
Gross Profit. Gross profit is calculated by deducting direct costs (primarily consultant compensation, payroll taxes, payroll-related insurance and certain fringe benefits, as well as third-party compliance costs) from total revenue. There are no consultant payroll costs associated with Direct Hire placements; accordingly, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Technology	27.1%	(5.2)%	28.6%	27.0%	(5.3)%	28.5%
FA	39.8%	(2.2)%	40.7%	38.7%	(1.0)%	39.1%
Total gross profit percentage	28.3%	(5.7)%	30.0%	28.2%	(5.7)%	29.9%
The total gross profit percentage for each of the three and six months ended June 30, 2023 decreased 170 basis points as compared to the same periods in 2022, primarily due to a decline in the mix of Direct Hire revenue and lower Technology Flex gross profit margins.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Technology	25.9%	(3.7)%	26.9%	25.9%	(3.4)%	26.8%
FA	30.4%	—%	30.4%	29.6%	—%	29.6%
Total Flex gross profit percentage	26.3%	(3.3)%	27.2%	26.2%	(3.3)%	27.1%
Our Flex gross profit percentage decreased 90 basis points for each of the three and six months ended June 30, 2023 as compared to same periods in 2022.
•Technology Flex gross profit margin decreased 100 and 90 basis points for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily due to a tighter pricing environment, higher healthcare costs and business mix changes within our client portfolio. We expect Technology Flex gross profit margins for the third quarter to be stable with second quarter levels.
•FA Flex gross profit margins were flat for the three and six months ended June 30, 2023 as compared to the same periods in 2022.

The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023 vs. June 30, 2022		June 30, 2023 vs. June 30, 2022
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Revenue impact	$(7,836)	$(3,661)	$(5,735)	$(7,759)
Profitability impact	(3,207)	(6)	(6,478)	(12)
Total change in Flex gross profit	$(11,043)	$(3,667)	$(12,213)	$(7,771)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 85.6% and 85.1% for the three and six months ended June 30, 2023, respectively, as compared to 85.7% and 85.0% for the comparable periods in 2022, respectively. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents components of SG&A expenses, and expressed as a percentage of revenue (in thousands):

	2023	% of Revenue	2022	% of Revenue
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$71,004	18.2%	$82,368	18.9%
Other (1)	11,989	3.1%	13,779	3.2%
Total SG&A	$82,993	21.3%	$96,147	22.0%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$146,619	18.4%	$162,592	19.1%
Other (1)	25,713	3.2%	28,604	3.4%
Total SG&A	$172,332	21.7%	$191,196	22.4%
(1) Includes credit loss expense, lease expense, professional fees, travel, telephone, computer, and certain other expenses.
SG&A as a percentage of revenue decreased 70 basis points for each of the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to a decrease in performance-based compensation given lower overall revenue and gross profit levels, and lower professional fees.
Despite the uncertainties in the macroeconomic environment, we are continuing to prioritize investments in our strategic initiatives, including our integrated strategy and multi-year efforts to transform our back office, but are exercising tighter discretionary spend control, taking certain actions to align our costs with the lower revenue levels and generating other cost efficiencies, where appropriate.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Fixed asset depreciation (includes finance leases)	$884	40.8%	$628	$1,518	16.3%	$1,305
Capitalized software amortization	456	1.8%	448	1,056	22.2%	864
Total Depreciation and amortization	$1,340	24.5%	$1,076	$2,574	18.7%	$2,169
Other Expense (Income), Net. Other expense, net for the three and six months ended June 30, 2023 was $0.3 million and $1.4 million, respectively. Other income, net for the three and six months ended June 30, 2022 was $2.7 million and $1.2 million, respectively. This line item primarily includes interest expense related to outstanding borrowings under our Amended and Restated Credit Facility and our proportionate share of losses related to our equity method investment prior to the sale of our noncontrolling interest in WorkLLama in February 2023, as discussed below.
During the three and six months ended June 30, 2023, our proportionate share of losses related to our equity method investment was nil and $0.8 million, respectively. During the three and six months ended June 30, 2022, our proportionate share of losses related to our equity method investment was $1.0 million and $1.8 million, respectively. On February 23, 2023, Kforce sold its 50% noncontrolling interest in WorkLLama to an unaffiliated third party. Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this report, for more details.

During the three and six months ended June 30, 2022, Other income, net also includes a $4.1 million gain recognized as a result of the termination of an interest rate swap agreement in May 2022. Refer to Note J - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, for a complete discussion of the interest rate swap derivative instruments.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) for the six months ended June 30, 2023 and 2022 was 27.5% and 26.6%, respectively. The primary differences between the U.S. statutory rate and our effective tax rate are related to state taxes and other nondeductible items such as Internal Revenue Code Section 162(m).
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities, including investing in our business, repurchasing common stock, paying dividends or making acquisitions. Free Cash Flow is limited, however, because it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to (but not a replacement of) our Unaudited Condensed Consolidated Statements of Cash Flows.
The following table presents Free Cash Flow (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$40,431	$70,760
Capital expenditures	(4,950)	(3,458)
Free cash flow	35,481	67,302
Change in debt	(1,000)	(100,000)
Repurchases of common stock	(24,614)	(19,600)
Cash dividends	(13,947)	(12,187)
Proceeds from the sale of our joint venture interest	5,059	—
Equity method investment	—	(500)
Note receivable issued to our joint venture	(750)	(2,000)
Other	(203)	(30)
Change in cash and cash equivalents	$26	$(67,015)

Adjusted EBITDA. “Adjusted EBITDA,” a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense, loss from equity method investment, gain from swap termination, and certain other items as specified in the table below. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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
The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	2023	2022
Three Months Ended June 30,
Net income	$18,574	$26,916
Depreciation and amortization	1,340	1,076
Stock-based compensation expense	4,309	4,410
Interest expense, net	313	371
Income tax expense	7,046	9,605
Loss from equity method investment	—	1,015
Gain from swap termination	—	(4,059)
Adjusted EBITDA	$31,582	$39,334
Six Months Ended June 30,
Net income	$34,784	$46,097
Depreciation and amortization	2,574	2,169
Stock-based compensation expense	8,635	8,848
Interest expense, net	608	979
Income tax expense	13,194	16,735
Loss from equity method investment	750	1,840
Gain from swap termination	—	(4,059)
Adjusted EBITDA	$60,545	$72,609

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and borrowings under our credit facility. At June 30, 2023 and December 31, 2022, we had $24.6 million and $25.6 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $174.2 million and $173.1 million, respectively, subject to certain covenants.
Cash Flows
We are principally focused on generating positive cash flows from operating activities, investing in our business to sustain our long-term growth and profitability objectives, and returning capital to our shareholders through our quarterly dividends and common stock repurchase program.
Cash provided by operating activities was $40.4 million during the six months ended June 30, 2023, as compared to $70.8 million during the six months ended June 30, 2022. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels and the timing of payments.
Cash used in investing activities during the six months ended June 30, 2023 was $0.8 million and primarily consisted of the proceeds from the sale of our joint venture interest of $5.1 million, partially offset by cash used for capital expenditures of $5.0 million. Cash used in investing activities was $6.0 million during the six months ended June 30, 2022, and primarily consisted of cash used for capital expenditures and contributions to our joint venture.
Cash used in financing activities was $39.6 million during the six months ended June 30, 2023, compared to $131.8 million during the six months ended June 30, 2022. The change was primarily driven by the repayment of $100.0 million outstanding on our Amended and Restated Credit Facility in the prior period.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Six Months Ended June 30,
	2023	2022
Open market repurchases	$24,252	$19,136
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	362	464
Total cash flow impact of common stock repurchases	$24,614	$19,600
Cash paid in current year for settlement of prior year repurchases	$974	$181
During the six months ended June 30, 2023 and 2022, Kforce declared and paid quarterly dividends of $13.9 million ($0.72 per share) and $12.2 million ($0.60 per share), respectively, which represents a 20% increase on a per share basis. While the Board has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, operating cash flows and available borrowings under our Amended and Restated Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months and give us the flexibility to continue returning significant capital to our shareholders. However, a material deterioration in the economic environment or market conditions, among other things, could adversely affect operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for capital expenditures, investments, additional common stock repurchases or dividends.
Credit Facility
On October 20, 2021, the Firm entered into the Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. As of June 30, 2023, $24.6 million was outstanding and $174.2 million was available on our Amended and Restated Credit Facility, and as of December 31, 2022, $25.6 million was outstanding. As of June 30, 2023, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility as described in the 2022 Annual Report on Form 10-K, and currently expect that we will be able to maintain compliance with these covenants.
In June 2023, Kforce entered into the First Amendment to the Amended and Restated Credit Agreement, among Wells Fargo, as administrative agent, and the lenders and financial institutions from time to time party thereto, to replace the LIBOR-based benchmark interest rates with the SOFR Rate. Refer to Note G - “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of our Amended and Restated Credit Facility.

In April 2017 and March 2020, Kforce entered into two forward-starting interest rate swap agreements to mitigate the risk of rising interest rates. As of June 30, 2023 and 2022, the Firm did not have any outstanding interest rate swap derivative instruments. Refer to Note J - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of our interest rate swaps.
Stock Repurchases
In February 2023, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the six months ended June 30, 2023, Kforce repurchased approximately 422 thousand shares of common stock on the open market at a total cost of approximately $24.0 million and $84.9 million remained available for further repurchases under the Board-authorized common stock repurchase program at June 30, 2023.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Board authorized stock repurchase plan (the “Plan”) are subject to certain price, market, volume and timing constraints, which are specified in the Plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1, 2023 to April 30, 2023	—	$—	—	$98,844,888
May 1, 2023 to May 31, 2023	170,798	$55.82	166,885	$89,532,622
June 1, 2023 to June 30, 2023	77,163	$60.66	77,163	$84,852,288
Total	247,961	$57.32	244,048	$84,852,288
(1) Includes 3,913 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period May 1, 2023 to May 31, 2023.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended June 30, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1	First Amendment to the Amended and Restated Credit Facility, dated June 8, 2023, by and among Kforce Inc., Wells Fargo Bank, National Association and the lenders and financial institutions from time to time party thereto.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended June 30, 2023, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	August 2, 2023	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2023	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)