Form 10-Q
period 2023-09-30
KFORCE INC
filed 2023-11-01
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding of the registrant’s common stock as of October 27, 2023 was 19,759 thousand.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance, including our expectations regarding the future changes in revenue of each segment of our business; the impact of the economic environment on our business; our ability to control discretionary spending and decrease operating costs; the Firm’s commitment and ability to return significant capital to its shareholders; our ability to meet capital expenditure and working capital requirements of our operations; the intent and ability to declare and pay quarterly dividends; growth rates in temporary staffing; a constraint in the supply of consultants and candidates or the Firm’s ability to attract such individuals; changes in client demand for our services and our ability to adapt to such changes; the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; expected incurrence of stock-based compensation; the impact of the Inflation Reduction Act of 2022 on our stock repurchases and financial condition; our beliefs regarding the expected future benefits of our flexible working environment; our ability to maintain compliance with our credit facility's covenants; potential government actions or changes in laws and regulations; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the MD&A and Risk Factors sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$373,122	$437,620	$1,168,309	$1,291,103
Direct costs	269,661	310,950	840,606	909,475
Gross profit	103,461	126,670	327,703	381,628
Selling, general and administrative expenses	86,226	94,306	258,558	285,502
Depreciation and amortization	1,202	1,045	3,776	3,214
Income from operations	16,033	31,319	65,369	92,912
Other expense (income), net	181	906	1,539	(333)
Income from operations, before income taxes	15,852	30,413	63,830	93,245
Income tax expense	5,277	8,151	18,471	24,886
Net income	10,575	22,262	45,359	68,359
Other comprehensive loss, net of tax:
Change in fair value of interest rate swaps	—	—	—	(615)
Comprehensive income	$10,575	$22,262	$45,359	$67,744

Earnings per share – basic	$0.55	$1.11	$2.35	$3.38
Earnings per share – diluted	$0.54	$1.09	$2.31	$3.31

Weighted average shares outstanding – basic	19,158	20,022	19,317	20,206
Weighted average shares outstanding – diluted	19,518	20,450	19,621	20,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$122	$121
Trade receivables, net of allowances of $1,454 and $1,575, respectively	248,291	269,496
Prepaid expenses and other current assets	9,498	8,143
Total current assets	257,911	277,760
Fixed assets, net	9,489	8,647
Other assets, net	71,779	75,771
Deferred tax assets, net	5,543	4,786
Goodwill	25,040	25,040
Total assets	$369,762	$392,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$67,253	$72,792
Accrued payroll costs	42,740	48,369
Current portion of operating lease liabilities	3,850	4,576
Income taxes payable	5,429	5,696
Total current liabilities	119,272	131,433
Long-term debt – credit facility	21,400	25,600
Other long-term liabilities	50,138	52,773
Total liabilities	190,810	209,806
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,224 and 73,242 issued, respectively	732	732
Additional paid-in capital	523,669	507,734
Accumulated other comprehensive income	—	6
Retained earnings	516,540	492,764
Treasury stock, at cost; 53,464 and 52,744 shares, respectively	(861,989)	(819,038)
Total stockholders’ equity	178,952	182,198
Total liabilities and stockholders’ equity	$369,762	$392,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2022	73,242	$732	$507,734	$6	$492,764	52,744	$(819,038)	$182,198
Net income	—	—	—	—	16,210	—	—	16,210
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	340	—	(341)	—	—	(1)
Stock-based compensation expense	—	—	4,326	—	—	—	—	4,326
Employee stock purchase plan	—	—	172	—	—	(5)	73	245
Dividends ($0.36 per share)	—	—	—	—	(7,003)	—	—	(7,003)
Repurchases of common stock	—	—	—	—	—	181	(10,244)	(10,244)
Other	—	—	—	(6)	—	—	—	(6)
Balance, March 31, 2023	73,247	732	512,572	—	501,630	52,920	(829,209)	185,725
Net income	—	—	—	—	18,574	—	—	18,574
Issuance for stock-based compensation and dividends, net of forfeitures	32	—	322	—	(322)	—	—	—
Stock-based compensation expense	—	—	4,309	—	—	—	—	4,309
Employee stock purchase plan	—	—	219	—	—	(5)	77	296
Dividends ($0.36 per share)	—	—	—	—	(6,945)	—	—	(6,945)
Repurchases of common stock	—	—	—	—		248	(14,341)	(14,341)
Balance, June 30, 2023	73,279	732	517,422	—	512,937	53,163	(843,473)	187,618
Net income	—	—	—	—	10,575	—	—	10,575
Issuance for stock-based compensation and dividends, net of forfeitures	(55)	—	78	—	(78)	—	—	—
Stock-based compensation expense	—	—	5,967	—	—	—	—	5,967
Employee stock purchase plan	—	—	202	—	—	(4)	74	276
Dividends ($0.36 per share)	—	—	—	—	(6,894)	—	—	(6,894)
Repurchases of common stock	—	—	—	—	—	305	(18,590)	(18,590)
Balance, September 30, 2023	73,224	$732	$523,669	$—	$516,540	53,464	$(861,989)	$178,952

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2021	72,997	$730	$488,036	$621	$442,596	51,492	$(743,577)	$188,406
Net income	—	—	—	—	19,181	—	—	19,181
Issuance for stock-based compensation and dividends, net of forfeitures	(1)	—	319	—	(318)	—	—	1
Stock-based compensation expense	—	—	4,437	—	—	—	—	4,437
Employee stock purchase plan	—	—	193	—	—	(3)	49	242
Dividends ($0.30 per share)	—	—	—	—	(6,094)	—	—	(6,094)
Change in fair value of interest rate swap, net of tax benefit of $780	—	—	—	2,302	—	—	—	2,302
Repurchases of common stock	—	—	—	—	—	147	(10,270)	(10,270)
Balance, March 31, 2022	72,996	730	492,985	2,923	455,365	51,636	(753,798)	198,205
Net income	—	—	—	—	26,916	—	—	26,916
Issuance for stock-based compensation and dividends, net of forfeitures	11	—	298	—	(298)	—	—	—
Stock-based compensation expense	—	—	4,410	—	—	—	—	4,410
Employee stock purchase plan	—	—	234	—	—	(4)	61	295
Dividends ($0.30 per share)	—	—	—	—	(6,093)	—	—	(6,093)
Change in fair value of interest rate swaps, net of tax expense of $989	—	—	—	(2,917)	—	—	—	(2,917)
Repurchases of common stock	—	—	—	—	—	162	(10,283)	(10,283)
Balance, June 30, 2022	73,007	730	497,927	6	475,890	51,794	(764,020)	210,533
Net income	—	—	—	—	22,262	—	—	22,262
Issuance for stock-based compensation and dividends, net of forfeitures	(1)	—	318	—	(319)	—	—	(1)
Stock-based compensation expense	—	—	4,445	—	—	—	—	4,445
Employee stock purchase plan	—	—	219	—	—	(5)	75	294
Dividends ($0.30 per share)	—	—	—	—	(5,977)	—	—	(5,977)
Repurchases of common stock	—	—	—	—	—	383	(22,580)	(22,580)
Balance, September 30, 2022	73,006	$730	$502,909	$6	$491,856	52,172	$(786,525)	$208,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$45,359	$68,359
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(757)	4,386
Provision for credit losses	325	(231)
Depreciation and amortization	3,776	3,214
Stock-based compensation expense	14,602	13,293
Noncash lease expense	3,111	4,313
Loss on equity method investment	750	2,737
Other	675	(167)
(Increase) decrease in operating assets
Trade receivables, net	20,880	(15,571)
Other assets	(289)	(1,989)
Increase (decrease) in operating liabilities
Accrued payroll costs	(4,812)	11,025
Payment of benefit under terminated pension plan	—	(19,965)
Other liabilities	(14,564)	8,659
Cash provided by operating activities	69,056	78,063
Cash flows from investing activities:
Capital expenditures	(6,076)	(4,656)
Proceeds from the sale of our joint venture interest	5,059	—
Premiums paid for company-owned life insurance policies	(765)	—
Equity method investment	(750)	(500)
Note receivable issued to our joint venture	—	(4,500)
Cash used in investing activities	(2,532)	(9,656)
Cash flows from financing activities:
Proceeds from credit facility	426,400	—
Payments on credit facility	(430,600)	(100,000)
Repurchases of common stock	(41,470)	(42,103)
Cash dividends	(20,842)	(18,164)
Other	(11)	(40)
Cash used in financing activities	(66,523)	(160,307)
Change in cash and cash equivalents	1	(91,900)
Cash and cash equivalents, beginning of period	121	96,989
Cash and cash equivalents, end of period	$122	$5,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2023	2022
Cash Paid During the Period For:
Income taxes	$19,323	$14,348
Operating lease liabilities	3,937	5,413
Interest, net	623	918
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$3,692	$274
Employee stock purchase plan	817	831
Unsettled repurchases of common stock	2,292	1,030
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
Our quarterly operating results are affected by the number of billing days in a particular quarter, the seasonality of our clients’ businesses and changes in holiday and vacation days taken. In addition, we typically experience higher costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which adversely affects our gross profit and overall profitability relative to the remainder of the fiscal year. As such, the results of operations for any interim period may be impacted by these factors, among others, and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss per participant for each health insurance claim up to $600 thousand in claims annually. Additionally, for all claim amounts exceeding $600 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $280 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims, and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, completion factors determined by an actuary, and a qualitative review of our health insurance exposure, including the extent of outstanding claims and expected changes in health insurance costs.
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

For the three and nine months ended September 30, 2023, 360 thousand and 304 thousand common stock equivalents were included in the diluted WASO, respectively. For each of the three and nine months ended September 30, 2022, 428 thousand common stock equivalents were included in the diluted WASO. For the three and nine months ended September 30, 2023, there were 95 thousand and 186 thousand anti-dilutive common stock equivalents, respectively. For the three and nine months ended September 30, 2022, there were 304 thousand and 301 thousand anti-dilutive common stock equivalents, respectively.
Equity Method Investment and Note Receivable
In June 2019, we entered into a joint venture whereby Kforce obtained a 50% noncontrolling interest in WorkLLama, LLC (“WorkLlama”), which was accounted for as an equity method investment. As of December 31, 2022, the equity method investment was fully impaired. During the three months ended September 30, 2023 and 2022, we recorded a loss related to our equity method investment of nil and $0.9 million, respectively. We recorded a loss related to our equity method investment of $0.8 million and $2.7 million during the nine months ended September 30, 2023 and 2022, respectively.
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
Excise Tax
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into Federal law. The IRA provides for, among other things, a new U.S. Federal 1% nondeductible excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. For the three and nine months ended September 30, 2023, we recorded $0.2 million and $0.4 million, respectively, in excise tax related to the IRA, which was included in Treasury stock in the unaudited condensed consolidated financial statements.
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
Accounting Standards Not Yet Adopted
In October 2023, the FASB issued guidance for disclosure improvements in accordance with the SEC’s simplification initiative. These amendments are intended to align FASB’s accounting standards and eliminate disclosures that are “redundant, duplicative, overlapping, outdated, or superseded.”. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are evaluating this new guidance, which may modify our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.

Note B - Reportable Segments
Kforce provides services through our Technology and Finance and Accounting (“FA”) segments. Historically, and for the three and nine months ended September 30, 2023, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended September 30,
2023
Revenue	$338,289	$34,833	$373,122
Gross profit	$89,401	$14,060	$103,461
Operating and other expenses			$87,609
Income from operations, before income taxes			$15,852
2022
Revenue	$390,496	$47,124	$437,620
Gross profit	$107,793	$18,877	$126,670
Operating and other expenses			$96,257
Income from operations, before income taxes			$30,413

Nine Months Ended September 30,
2023
Revenue	$1,055,158	$113,151	$1,168,309
Gross profit	$283,297	$44,406	$327,703
Operating and other expenses			$263,873
Income from operations, before income taxes			$63,830
2022
Revenue	$1,134,996	$156,107	$1,291,103
Gross profit	$320,160	$61,468	$381,628
Operating and other expenses			$288,383
Income from operations, before income taxes			$93,245

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended September 30,
2023
Revenue by type:
Flex revenue	$334,253	$29,908	$364,161
Direct Hire revenue	4,036	4,925	8,961
Total Revenue	$338,289	$34,833	$373,122
2022
Revenue by type:
Flex revenue	$382,072	$40,896	$422,968
Direct Hire revenue	8,424	6,228	14,652
Total Revenue	$390,496	$47,124	$437,620

Nine Months Ended September 30,
2023
Revenue by type:
Flex revenue	$1,040,103	$98,060	$1,138,163
Direct Hire revenue	15,055	15,091	30,146
Total Revenue	$1,055,158	$113,151	$1,168,309
2022
Revenue by type:
Flex revenue	$1,109,294	$135,239	$1,244,533
Direct Hire revenue	25,702	20,868	46,570
Total Revenue	$1,134,996	$156,107	$1,291,103

Note D - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined by estimating and recognizing lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three and nine months ended September 30, 2023.
The following table presents the activity within the allowance for credit losses on trade receivables for the nine months ended September 30, 2023 (in thousands):

Allowance for credit losses, January 1, 2023	$1,006
Current period provision	560
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(708)
Allowance for credit losses, September 30, 2023	$858
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.6 million at September 30, 2023 and December 31, 2022, for reserves unrelated to credit losses.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Assets held in Rabbi Trust	$35,881	$31,976
Right-of-use assets for operating leases, net	14,937	17,102
Capitalized software, net (1)	16,009	16,149
Deferred loan costs, net	718	881
Notes receivable, net (2)	—	4,825
Other non-current assets	4,234	4,838
Total Other assets, net	$71,779	$75,771
(1) Accumulated amortization of capitalized software was $37.8 million and $36.6 million as of September 30, 2023 and December 31, 2022, respectively.
(2) Refer to Note A - “Summary of Significant Accounting Policies” for more details on the sale of our joint venture and the settlement of the Note Receivable.

Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and other accrued liabilities:
Accounts payable	$47,073	$49,600
Accrued liabilities	20,180	23,192
Total Accounts payable and other accrued liabilities	$67,253	$72,792
Accrued payroll costs:
Payroll and benefits	$36,698	$41,506
Payroll taxes	1,838	2,633
Health insurance liabilities	3,721	3,481
Workers’ compensation liabilities	483	749
Total Accrued payroll costs	$42,740	$48,369
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
As of September 30, 2023 and December 31, 2022, $21.4 million and $25.6 million was outstanding under the Amended and Restated Credit Facility, respectively. As of September 30, 2023, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred compensation plan	$37,550	$36,390
Operating lease liabilities	12,560	16,380
Other long-term liabilities	28	3
Total Other long-term liabilities	$50,138	$52,773

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
The following table presents the restricted stock activity for the nine months ended September 30, 2023 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2022	911	$54.42
Granted	70	$57.40
Forfeited	(89)	$53.59
Vested	(49)	$48.41	$2,952
Outstanding at September 30, 2023	843	$55.11
As of September 30, 2023, total unrecognized stock-based compensation expense related to restricted stock was $29.5 million, which is expected to be recognized over a weighted-average remaining period of 4.5 years.
During the three and nine months ended September 30, 2023, stock-based compensation expense was $6.0 million and $14.6 million, respectively. During the three and nine months ended September 30, 2022, stock-based compensation expense was $4.5 million and $13.3 million, respectively. Stock-based compensation expense is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Note J - Derivative Instrument and Hedging Activity
The Firm maintained two swap instruments, Swap A and Swap B, which were designated as cash flow hedges and were used as interest rate risk management tools to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap, plus the applicable interest margin under our Amended and Restated Credit Facility, was recorded in Other expense (income), net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Swap A matured on April 29, 2022 and Swap B was terminated in May 2022. As of September 30, 2023 and 2022, the Firm did not have any outstanding derivative instruments.

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
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2023.

Note L - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At September 30, 2023, our liability would be approximately $35.0 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $15.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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
As previously reported, on December 17, 2019, Kforce Inc., et al., was served with a complaint brought in Superior Court of the State of California, Alameda County. Kathleen Wahrer, et al. v. Kforce Inc., et al., Case Number: RG19047269. The former employee purports to bring a representative action on her own behalf and on behalf of other allegedly aggrieved employees pursuant to the California Private Attorneys General Act of 2004, California Labor Code Section 2968, et seq. (“PAGA”) alleging violations of the California Labor Code, §201, et seq. (“Labor Code”). The plaintiff seeks civil penalties, interest, attorneys’ fees, and costs under the Labor Code for alleged failure to: provide and pay for work performed during meal and rest periods; properly calculate and pay all earned minimum and overtime wages; provide compliant wage statements; timely pay wages during employment and upon termination; and reimburse business expenses. On September 18, 2023, the parties reached a preliminary agreement to resolve this matter, which is subject to final approval by the Court, and we have set reserves accordingly. We do not believe that this matter has had or will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2023, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the nine months ended September 30, 2023 decreased 9.5% to $1.17 billion from $1.29 billion in the comparable period in 2022. Revenue decreased 7.0% and 27.5% for Technology and FA, respectively, primarily driven by the impact of the macro environment on our business and the result of our repositioning efforts for FA.
•Flex revenue for the nine months ended September 30, 2023 decreased 8.5% (8.1% on a billing day basis) to $1.14 billion from $1.24 billion in the comparable period in 2022. Flex revenue decreased 6.2% (5.7% on a billing day basis) for Technology and 27.5% (27.1% on a billing day basis) for FA.
•Direct Hire revenue for the nine months ended September 30, 2023 decreased 35.3% to $30.1 million from $46.6 million in the comparable period in 2022.
•Gross profit margin for the nine months ended September 30, 2023 decreased 160 basis points to 28.0%, compared to September 30, 2022, as a result of a decline in the mix of Direct Hire revenue and Technology Flex gross profit margins.
•Flex gross profit margin for the nine months ended September 30, 2023 decreased 80 basis points to 26.1%, compared to September 30, 2022, primarily due to a continued tighter pricing environment and changes in the mix of business.
•SG&A expenses as a percentage of revenue for the nine months ended September 30, 2023 remained flat at 22.1%, compared to September 30, 2022.
•Net income for the nine months ended September 30, 2023 decreased 33.6% to $45.4 million, or $2.31 per share, from $68.4 million, or $3.31 per share, for the nine months ended September 30, 2022.
•SG&A expenses for the three months ended September 30, 2023 include costs of $8.4 million related to (i) organizational realignment activities and actions taken to reduce our costs to better align with the lower revenue levels and (ii) legal costs for settlements. These costs, net of related tax benefits, impacted our earnings per share in the third quarter by $0.36 per share.
•The Firm returned $62.9 million of capital to our shareholders in the form of open market repurchases totaling $42.0 million and quarterly dividends totaling $20.9 million during the nine months ended September 30, 2023.
•Cash provided by operating activities was $69.1 million during the nine months ended September 30, 2023, as compared to $78.1 million for the nine months ended September 30, 2022.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. Our corporate headquarters is in Tampa, Florida. As of September 30, 2023, Kforce employed approximately 1,800 associates and had approximately 8,600 consultants on assignment providing flexible staffing services and solutions to our clients. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 companies and other large consumers of our services.
From an economic standpoint, total and temporary employment figures and trends have historically been important indicators of staffing demand. The national unemployment rate was 3.8% in September 2023 compared to 3.5% in December 2022. In the latest U.S. staffing industry forecast published by Staffing Industry Analysts (“SIA”) in September 2023, the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to decline 3% and 6% in 2023, respectively, and grow 5% and 4% in 2024, respectively.
There has been heightened uncertainty in the macroeconomic environment, and concerns that the U.S. economy may fall into a recession, since the Federal Reserve began aggressively raising interest rates in March 2022 to address persistently high inflation. The U.S. Treasury’s yield curve has also recently been significantly inverted, which, for more than 50 years, has been a very strong indicator of a likely recession. There are also significant geopolitical concerns including, but not limited to, the Ukraine-Russia War, ongoing supply chain issues, U.S. political uncertainties and the Israel-Hamas War.
The uncertainty in the economy has had a negative impact on our results of operations since the second half of 2022. During the third quarter of 2023, Kforce took certain actions to realign our organization and reduce costs to better align with lower revenue levels. We anticipate that these actions will reduce annual operating costs by at least $14.0 million.
Operating Results - Three and Nine Months Ended September 30, 2023 and 2022
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by segment:
Technology	90.7%	89.2%	90.3%	87.9%
FA	9.3	10.8	9.7	12.1
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.6%	96.7%	97.4%	96.4%
Direct Hire	2.4	3.3	2.6	3.6
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	27.7%	29.0%	28.0%	29.6%
Selling, general and administrative expenses	23.1%	21.6%	22.1%	22.1%
Depreciation and amortization	0.3%	0.2%	0.3%	0.2%
Income from operations	4.3%	7.2%	5.6%	7.2%
Income from operations, before income taxes	4.2%	6.9%	5.5%	7.2%
Net income	2.8%	5.1%	3.9%	5.3%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Technology
Flex revenue	$334,253	(12.5)%	$382,072	$1,040,103	(6.2)%	$1,109,294
Direct Hire revenue	4,036	(52.1)%	8,424	15,055	(41.4)%	25,702
Total Technology revenue	$338,289	(13.4)%	$390,496	$1,055,158	(7.0)%	$1,134,996
FA
Flex revenue	$29,908	(26.9)%	$40,896	$98,060	(27.5)%	$135,239
Direct Hire revenue	4,925	(20.9)%	6,228	15,091	(27.7)%	20,868
Total FA revenue	$34,833	(26.1)%	$47,124	$113,151	(27.5)%	$156,107

Total Flex revenue	$364,161	(13.9)%	$422,968	$1,138,163	(8.5)%	$1,244,533
Total Direct Hire revenue	8,961	(38.8)%	14,652	30,146	(35.3)%	46,570
Total Revenue	$373,122	(14.7)%	$437,620	$1,168,309	(9.5)%	$1,291,103
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year changes in Flex revenue, on a billing day basis, for the last five quarters:

	Changes in Year-Over-Year Flex Revenue
	(Per Billing Day)
	Q3 2023	Q2 2023	Q1 2023	Q4 2022	Q3 2022
Billing Days	63	64	64	61	64
Technology	(11.1)%	(7.8)%	2.2%	8.5%	15.7%
FA	(25.7)%	(27.3)%	(28.2)%	(28.8)%	(30.7)%
Total Flex Revenue	(12.5)%	(9.8)%	(1.6)%	3.1%	8.7%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce and billable to our clients.
Flex revenue in our Technology business decreased during the three and nine months ended September 30, 2023 by 12.5% (11.1% on a billing day basis) and 6.2% (5.7% on a billing day basis), respectively, as compared to the same periods in 2022, primarily due to a decrease in consultants on assignment, which was partially offset by higher average bill rates. We began to experience a softening in the demand environment beginning in the second half of 2022 as our clients began to exercise restraint in initiating new technology initiatives against the backdrop of the current macroeconomic environment. Our average bill rates remained strong and increased 2.3% and 3.4% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. In the fourth quarter, we expect revenue in our Technology Flex business to remain stable sequentially and to decline in the low double digits given the trends that we have experienced in 2023 on a year-to-date basis as well as difficult comparisons on a year-over-year basis.
Our FA segment experienced a decrease in Flex revenue of 26.9% (25.7% on a billing day basis) and 27.5% (27.1% on a billing day basis) during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily driven by the repositioning efforts of our business towards more high-skilled roles and the continued uncertainty in the macroeconomic environment. We have seen solid indicators of success in our repositioning efforts as our average bill rates continued to improve by 1.4% and 6.9% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 and our Flex margins have improved significantly as well. In the fourth quarter, we expect a sequential decline in FA Flex revenue in the mid-single digits.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023 vs. September 30, 2022		September 30, 2023 vs. September 30, 2022
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$(54,566)	$(11,385)	$(101,682)	$(43,474)
Bill rate	7,385	407	34,176	6,311
Billable expenses	(638)	(10)	(1,685)	(16)
Total change in Flex revenue	$(47,819)	$(10,988)	$(69,191)	$(37,179)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Technology	3,690	(14.3)%	4,308	11,550	(9.2)%	12,722
FA	589	(27.8)%	816	1,970	(32.2)%	2,904
Total Flex hours billed	4,279	(16.5)%	5,124	13,520	(13.5)%	15,626
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 38.8% and 35.3% during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, which was primarily driven by a decrease in placements stemming from the uncertainties in the macroeconomic environment.
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Technology	26.4%	(4.3)%	27.6%	26.8%	(5.0)%	28.2%
FA	40.4%	0.7%	40.1%	39.2%	(0.5)%	39.4%
Total gross profit percentage	27.7%	(4.5)%	29.0%	28.0%	(5.4)%	29.6%
The total gross profit percentage for each of the three and nine months ended September 30, 2023 decreased 130 and 160 basis points, respectively, as compared to the same periods in 2022, primarily due to a decline in the mix of Direct Hire revenue and Technology Flex gross profit margins.
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

The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Technology	25.5%	(1.9)%	26.0%	25.8%	(2.6)%	26.5%
FA	30.5%	(1.3)%	30.9%	29.9%	(0.3)%	30.0%
Total Flex gross profit percentage	25.9%	(2.3)%	26.5%	26.1%	(3.0)%	26.9%
Our Flex gross profit percentage decreased 60 and 80 basis points for the three and nine months ended September 30, 2023, respectively, as compared to same periods in 2022.
•Technology Flex gross profit margin decreased 50 and 70 basis points for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily due to a tighter pricing environment. We expect Technology Flex gross profit margins for the fourth quarter to be relatively stable sequentially or to be slightly down as a result of typical seasonal impacts.
•FA Flex gross profit margins decreased 40 and 10 basis points for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The decrease for the three months ended is primarily due to a change in our client portfolio mix.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023 vs. September 30, 2022		September 30, 2023 vs. September 30, 2022
	Technology	FA	Technology	FA
Key Drivers - Increase (Decrease)
Revenue impact	$(12,436)	$(3,399)	$(18,367)	$(11,162)
Profitability impact	(1,568)	(115)	(7,850)	(124)
Total change in Flex gross profit	$(14,004)	$(3,514)	$(26,217)	$(11,286)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.8% and 84.6% for the three and nine months ended September 30, 2023, respectively, as compared to 85.3% and 85.1% for the comparable periods in 2022, respectively. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents components of SG&A expenses, and expressed as a percentage of revenue (in thousands):

	2023	% of Revenue	2022	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$72,232	19.4%	$80,425	18.4%
Other (1)	13,994	3.7%	13,881	3.2%
Total SG&A	$86,226	23.1%	$94,306	21.6%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$218,850	18.7%	$243,017	18.8%
Other (1)	39,708	3.4%	42,485	3.3%
Total SG&A	$258,558	22.1%	$285,502	22.1%
(1) Includes credit loss expense, lease expense, professional fees, travel, telephone, computer, and certain other expenses.
SG&A as a percentage of revenue increased 150 basis points for the three months ended September 30, 2023, as compared to the same period in 2022, which was primarily related to $8.4 million of costs associated with organizational realignment activities, actions taken to reduce our structural costs, and legal costs for settlements. SG&A as a percentage of revenue remained flat for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily as a result of a decrease in performance-based compensation given lower revenues, offset by the aforementioned items.
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

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Fixed asset depreciation (includes finance leases)	$818	37.0%	$597	$2,336	22.8%	$1,902
Capitalized software amortization	384	(14.3)%	448	1,440	9.8%	1,312
Total Depreciation and amortization	$1,202	15.0%	$1,045	$3,776	17.5%	$3,214
Other Expense (Income), Net. Other expense, net for the three and nine months ended September 30, 2023 was $0.2 million and $1.5 million, respectively. Other expense (income), net for the three and nine months ended September 30, 2022 was expense of $0.9 million and income of $0.3 million, respectively. This line item primarily includes interest expense related to outstanding borrowings under our Amended and Restated Credit Facility and our proportionate share of losses related to our equity method investment prior to the sale of our noncontrolling interest in WorkLLama in February 2023, as discussed below.
During the three and nine months ended September 30, 2023, our proportionate share of losses related to our equity method investment was nil and $0.8 million, respectively. During the three and nine months ended September 30, 2022, our proportionate share of losses related to our equity method investment was $0.9 million and $2.7 million, respectively. On February 23, 2023, Kforce sold its 50% noncontrolling interest in WorkLLama to an unaffiliated third party. Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this report, for more details.
During the nine months ended September 30, 2022, Other expense (income), net also includes a $4.1 million gain recognized as a result of the termination of an interest rate swap agreement in May 2022. Refer to Note J - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, for a complete discussion of the interest rate swap derivative instruments.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) for the nine months ended September 30, 2023 and 2022 was 28.9% and 26.7%, respectively. The primary differences between the U.S. statutory rate and our effective tax rate are related to nondeductible items such as Internal Revenue Code Section 162(m).
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

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$69,056	$78,063
Capital expenditures	(6,076)	(4,656)
Free cash flow	62,980	73,407
Change in debt	(4,200)	(100,000)
Repurchases of common stock	(41,470)	(42,103)
Cash dividends	(20,842)	(18,164)
Equity method investment	(750)	(500)
Proceeds from the sale of our joint venture interest	5,059	—
Premiums paid for company-owned life insurance policies	(765)	—
Note receivable issued to our joint venture	—	(4,500)
Other	(11)	(40)
Change in cash and cash equivalents	$1	$(91,900)

Adjusted EBITDA. “Adjusted EBITDA,” a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense, organizational realignment activities, legal settlement expense, loss from equity method investment and gain from swap termination. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
In addition, although we excluded amortization of stock-based compensation expense because it is a non-cash expense, we expect to continue to incur stock-based compensation expense in the future and the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our shareholder ownership interest. We suggest that you evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	2023	2022
Three Months Ended September 30,
Net income	$10,575	$22,262
Depreciation and amortization	1,202	1,045
Stock-based compensation expense	5,967	4,445
Interest expense, net	181	9
Income tax expense	5,277	8,151
Organizational realignment activities	3,662	—
Legal settlement expense	2,175	—
Loss from equity method investment	—	896
Adjusted EBITDA	$29,039	$36,808
Nine Months Ended September 30,
Net income	$45,359	$68,359
Depreciation and amortization	3,776	3,214
Stock-based compensation expense	14,602	13,293
Interest expense, net	789	988
Income tax expense	18,471	24,886
Organizational realignment activities	3,662	—
Legal settlement expense	2,175	—
Loss from equity method investment	750	2,737
Gain from swap termination	—	4,059
Adjusted EBITDA	$89,584	$117,536

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and borrowings under our credit facility. At September 30, 2023 and December 31, 2022, we had $21.4 million and $25.6 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $177.4 million and $173.1 million, respectively, subject to certain covenants.
Cash Flows
We are principally focused on generating positive cash flows from operating activities, investing in our business to sustain our long-term growth and profitability objectives, and returning capital to our shareholders through our quarterly dividends and common stock repurchase program.
Cash provided by operating activities was $69.1 million during the nine months ended September 30, 2023, as compared to $78.1 million during the nine months ended September 30, 2022. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels and the timing of payments.
Cash used in investing activities during the nine months ended September 30, 2023 was $2.5 million and primarily consisted of cash used for capital expenditures of $6.1 million, partially offset by the proceeds from the sale of our joint venture interest of $5.1 million. Cash used in investing activities was $9.7 million during the nine months ended September 30, 2022, and primarily consisted of cash used for capital expenditures and contributions to our joint venture.
Cash used in financing activities was $66.5 million during the nine months ended September 30, 2023, compared to $160.3 million during the nine months ended September 30, 2022. The change was primarily driven by the repayment of $100.0 million outstanding on our Amended and Restated Credit Facility in the prior period.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Nine Months Ended September 30,
	2023	2022
Open market repurchases	$40,716	$41,572
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	754	531
Total cash flow impact of common stock repurchases	$41,470	$42,103
Cash paid in current year for settlement of prior year repurchases	$974	$181
During the nine months ended September 30, 2023 and 2022, Kforce declared and paid quarterly dividends of $20.9 million ($1.08 per share) and $18.2 million ($0.90 per share), respectively, which represents a 20% increase on a per share basis. While the Board of Directors (the “Board”) has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into the Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. As of September 30, 2023, $21.4 million was outstanding and $177.4 million was available on our Amended and Restated Credit Facility, and as of December 31, 2022, $25.6 million was outstanding. As of September 30, 2023, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility as described in the 2022 Annual Report on Form 10-K, and currently expect that we will be able to maintain compliance with these covenants.
In June 2023, Kforce entered into the First Amendment, among Wells Fargo, as administrative agent, and the lenders and financial institutions from time to time party thereto, to replace the LIBOR-based benchmark interest rates with the SOFR Rate. Refer to Note G - “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of our Amended and Restated Credit Facility.

In April 2017 and March 2020, Kforce entered into two forward-starting interest rate swap agreements to mitigate the risk of rising interest rates. As of September 30, 2023 and 2022, the Firm did not have any outstanding interest rate swap derivative instruments. Refer to Note J - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of our interest rate swaps.
Stock Repurchases
In February 2023, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the nine months ended September 30, 2023, Kforce repurchased approximately 722 thousand shares of common stock on the open market at a total cost of approximately $42.0 million, and $66.8 million remained available for further repurchases under the Board-authorized common stock repurchase program at September 30, 2023.
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
Contractual Obligations and Commitments
Other than the changes described below and elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of September 30, 2023, the value of our non-cancellable unconditional purchase obligations was $33.1 million.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Board authorized stock repurchase plan (the “Plan”) are subject to certain price, market, volume and timing constraints, which are specified in the Plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)(4)
July 1, 2023 to July 31, 2023	4,806	$63.45	—	$84,852,288
August 1, 2023 to August 31, 2023	82,250	$61.86	80,807	$79,851,735
September 1, 2023 to September 30, 2023	218,945	$59.51	218,945	$66,822,516
Total	306,001	$60.20	299,752	$66,822,516
(1) Includes 4,806 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period July 1, 2023 to July 31, 2023.
(2) Includes 1,443 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period August 1, 2023 to August 31, 2023.
(3) The IRA imposed a 1% nondeductible excise tax on the net value of certain open market stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise tax, as applicable. Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of the new excise tax related to the IRA.
(4) In February 2023, the Board approved a change in our stock repurchase authorization increasing the available authorization to $100.0 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended September 30, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1	Form of Employee Restricted Stock Award Agreement under the 2023 Stock Incentive Plan filed herewith.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended September 30, 2023, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	November 1, 2023	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)