Form 10-K
period 2023-12-31
KFORCE INC
filed 2024-02-23
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was $911,384,374. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding (in thousands) of the registrant’s common stock as of February 20, 2024 was 19,518.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 2024 (“Proxy Statement”)	Part III

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance, including our expectations regarding the future changes in revenue of each segment of our business; the impact of the economic environment on our business; our ability to control discretionary spending and decrease operating costs; the Firm’s commitment and ability to return significant capital to its shareholders; our ability to meet capital expenditure and working capital requirements of our operations; the intent and ability to declare and pay quarterly dividends; growth rates in temporary staffing; a constraint in the supply of consultants and candidates or the Firm’s ability to attract such individuals; changes in client demand for our services and our ability to adapt to such changes; the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our expected investments in certain service areas or programs; our expectations regarding the impacts of technological development on our business; our beliefs regarding the expected future benefits of our flexible working environment; our ability to maintain compliance with our credit facility's covenants; potential government actions or changes in laws and regulations; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations; financing needs or plans; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I
ITEM 1.     BUSINESS.
COMPANY OVERVIEW
Kforce Inc., along with its subsidiaries (collectively, “Kforce”), is a solutions firm specializing in technology and finance and accounting professional staffing services. Our KNOWLEDGEforce® empowers industry-leading companies to achieve their digital transformation goals. We curate teams of technical experts who build solutions custom-tailored to each client's needs. These scalable, flexible outcomes are shaped by deep market knowledge, thought leadership and our multi-industry expertise. Our integrated approach is rooted in 60 years of proven success deploying highly skilled professionals on a temporary (“Flex”) and permanent (“Direct Hire”) basis.
Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other large companies. Each year, over 20,000 talented consultants provide services to a significant majority of the Fortune 500. Together, we deliver Great Results Through Strategic Partnership and Knowledge Sharing®.
Over the last decade, we have driven significant, strategic change at Kforce, including but not limited to, streamlining the focus of our business on providing technology talent solutions. In alignment with this goal, since 2008, we have completed various divestitures of businesses that did not relate to our core business.
Our Technology and Finance and Accounting (“FA”) businesses represent our two operating segments. Our Technology business comprises 90% of our overall revenues, and the remainder is generated by our FA business. For our Flex services, we provide our clients with qualified individuals (“consultants”), or teams of consultants, on a finite basis when the consultant's set of skills and experience is the right match for our clients. For our Direct Hire services, we identify qualified individuals (“candidates”) for permanent placement with our clients. We further describe our two operating segments below.
Our operating results can be affected by:
•the number of billing days;
•the seasonality of our clients’ businesses;
•changes in holidays and vacation days taken, which is usually highest in the fourth quarter of each calendar year; and
•increased costs as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each calendar year, which negatively impact our gross profit and overall profitability in the first fiscal quarter of each calendar year.
Our Technology Business
We provide talent solutions to our clients in highly skilled areas including, but not limited to, systems/applications architecture and development (mobility and/or web); data management and analytics; cloud architects and engineers; business and artificial intelligence (“AI”); machine learning; project and program management; and network architecture and security.
We provide services to clients across virtually every industry with a diversified footprint in, among others, financial and business services, communications, insurance, retail and technology.
We have continued to broaden our service offerings beyond traditional staffing to include managed teams and project solutions. We believe our clients consider access to the right talent to be essential to their success and see our services as a cost-effective solution for their project requirements as demonstrated by more than 90% of our managed teams and project solutions being executed within existing clients. Kforce has been successfully winning more complex engagements due to the strong, long-standing partnerships we have built with our clients, our capability in identifying quality technology talent, and our reputation for delivering quality services. We are continuing to further integrate this capability into our Technology business.
The September 2023 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing was forecasted to decline by 3% in 2023 and grow by 5% in 2024. Technology, as a discipline, continues to be project driven, even amidst generational changes like AI. There are a multitude of technology projects that need to be addressed to remain competitive, irrespective of economic performance.
Our Technology revenues declined 8.2% year-over-year (7.8% per billing day), to $1.4 billion in 2023. Although we experienced a decline in 2023, our Technology business grew 18% in 2022 on a year-over-year billing day basis after growing more than 22% in 2021 on a year-over-year billing day basis. The average bill rate in the fourth quarter of 2023 was approximately $90 per hour, which remained stable as compared to the fourth quarter of 2022. Our average assignment duration has been steadily increasing over the last several years and is currently 10 months.
The strength of the secular drivers of demand in technology accelerated significantly coming out of both the Great
Recession, with advancements in mobility and cloud computing, among many others, and the 2020 COVID-19 Pandemic, with further digitalization of businesses and the continued headlines around Generative AI technologies. What remains clear to us is that the broad and strategic uses of technology, including AI technologies, will continue to evolve and play an increasingly instrumental role in powering businesses. Over the long term, we believe that AI and other technologies will continue to drive demand for, rather than replace technology resources, and that the pace of change will accelerate.
While our Technology business is not immune to economic turbulence, we believe there is a critical need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace.

Our FA Business
Over the last several years, we have been strategically repositioning our FA business to focus on more highly skilled assignments that are less susceptible to technological change and automation and that more closely aligned with our Technology business. The talent solutions we offer our clients in our FA business include traditional finance and accounting roles, such as: finance, planning and analysis; business intelligence analysis; general accounting; transactional accounting (e.g., payables, billing, cash applications, receivables, etc.); business and cost analysis; and taxation and treasury. We will continue to support certain clients with whom we have long-standing relationships and that are strategically important to our overall success by providing consultants in lower skill roles (i.e. loan servicing; customer and call center support; data entry; and other administrative roles).
We believe we have made solid progress in this repositioning effort as evidenced by our overall average bill rate in our FA business of $51 per hour in the fourth quarter of 2023, which improved from $46 per hour, or 9.8%, as compared to the fourth quarter of 2022 and from $37 per hour, or 37.8%, as compared to the fourth quarter of 2019.
We provide services to clients in a variety of industries with a diversified footprint in, among others, the financial services, business services, healthcare and manufacturing sectors.
Revenue for our FA business decreased 27.5% to $147.2 million in 2023 compared to 2022, which was primarily driven by the repositioning efforts of our business towards higher skill roles and the continued uncertainty in the macroeconomic environment.
Our Consultants
The majority of our consultants are directly employed by Kforce, including domestic workers and foreign workers whose visas are sponsored by Kforce. As the employer of the vast majority of our consultants, Kforce is responsible for the employer’s share of applicable payroll taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs. The more significant health, welfare and retirement benefits include comprehensive health insurance, workers’ compensation benefits, and retirement plan options.
A key ingredient to our overall success in attracting and retaining our consultants is fostering a positive experience for our consultants and offering rewarding assignments with world-class companies.
We measure the quality of our service to and support of our consultants using staffing industry benchmarks and net promoter score (“NPS”) surveys conducted by a specialized, independent third-party provider. Additionally, we continually seek direct feedback from our consultants to help us identify opportunities to refine our services. Our 2023 consultant NPS are well above current industry averages and near the world class designation.
Industry Overview and Addressable Market Opportunity
We assist our clients, which are principally market-leading companies in their respective industries, in solving their complex business challenges and digitally transform their businesses. We continue to believe that technology is at the epicenter of how business is conducted and investments in technology are simply not optional in today’s competitive and disruptive business climate. Our core competency is rooted in the ability to identify and provide qualified and highly-skilled consultants to our clients under a spectrum of engagement structures from traditional staff augmentation to delivering technology solutions.
From a traditional staff augmentation standpoint, the staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to relatively small local client bases. A report based on revenues published by SIA in 2023 indicated that, in the United States, Kforce is one of the largest publicly-traded specialty staffing firms, the sixth largest technology temporary staffing firm and the eleventh largest finance and accounting temporary staffing firm.
According to the September 2023 SIA report, the technology temporary staffing industry and finance and accounting temporary staffing industry are expected to generate projected revenues of $43 billion and $9 billion, respectively, in 2024. Based on these projected revenues, our current market share is nearly 3%. Our business strategies are focused on continuing to penetrate our share of the U.S. temporary staffing industry and continue investing in our capability to provide higher level technology services and solutions while also integrating that capability within our overall Technology business. We believe that the organic investments that we have made in our managed teams and project solutions capabilities over the last several years continues to expand Kforce’s total addressable market into the information technology solutions space. While reports differ in the size of the information technology solutions addressable market, IBIS World has indicated it is greater than $500 billion. While the portion that is addressable by Kforce is debatable, what is clear to us is that our addressable market is significantly greater than the $43 billion and $9 billion for the technology and finance and accounting temporary staffing industries, respectively.
Based on data published by the U.S. Bureau of Labor Statistics and SIA, temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The penetration rate (the percentage of temporary staffing to total employment) decreased to 1.8% in December 2023, from 2.0% in December 2022, while the unemployment rate, increased to 3.7% in December 2023 from 3.5% in December 2022. In addition, the college-level unemployment rate, which we believe serves as a better proxy for professional employment, and therefore aligns well with the consultant and candidate population that Kforce most typically serves, increased to 2.1% in December 2023, from 1.9% in December 2022.

Business Strategies
Our primary business strategies are driving long-term shareholder value by achieving above-market revenue growth within the domestic technology solutions space, making prudent investments to enhance our efficiency and effectiveness within our consistent operating model, and significantly improving our profitability as we progress towards double digit operating margins. We believe the following strategic priorities will help us achieve our objectives.
Back-Office Transformation. Over the last five to ten years, we have been investing in high quality technologies that have significantly bolstered our associates’ productivity and enhanced our ability to effectively and efficiently support our clients, consultants and candidates. Our customer relationship management (“CRM”) and talent relationship management (“TRM”) capabilities are now on the Microsoft Dynamics platform, which went live in March 2017 and June 2020, respectively. We are continuing to make investments in these technologies, and others, to enhance our capabilities and processes in ways we believe will allow us to better evaluate and shape business opportunities with our clients and more seamlessly match candidates to assignments and projects.
We have not made meaningful investments in our back-office technologies in more than 15 years while the complexities of our business and client requirements have increased significantly. We have been meeting these complexities and requirements by adding dedicated Firm resources, which is not a scalable solution as we continue to grow. Our multi-year transformation program for our back-office technology will enhance the support to our Firm, including our clients, candidates and consultants. Overall, the benefits of streamlining our processes will create a positive impact resulting in increased client satisfaction and improved consultant productivity. This multi-year effort was initiated following a comprehensive assessment of our current state, and this assessment confirmed our belief that we have a tremendous opportunity to fundamentally transform and create advancements in our back office functions. In 2023, we made tremendous progress advancing this program by selecting Workday as our future state enterprise cloud application for human capital management and financial reporting, and also selected our systems integrator to support us in the design, configuration and implementation of these solutions. In 2024, we expect to continue allocating significant investments towards this initiative as we initiate detailed design and implementation steps.
We are incredibly fortunate to be partnering with Workday and Microsoft, two companies at the forefront of investing in AI, which puts us in an ideal position to take advantage of these technologies as they become available.
Integrated Strategy. Our clients are increasingly looking to us to deliver services across a spectrum from traditional staff augmentation to managed project solutions. We have been organically investing in our managed teams and project solutions capabilities over the last five years, and this offering has been positively contributing to our financial results. We expect to continue to make investments in advancing our capabilities in this service offering and further integrating this capability within our overall Technology business. Our integration strategy is intended to harness the longevity of our relationships, primarily with Fortune 500 companies, and execute a unified account pursuit and delivery approach that broadly leverages our capabilities across the Firm.
Evolving our Nearshore and Offshore Delivery Strategy. Virtually all of our revenues are generated by helping our clients solve their most complex technology challenges through our onshore delivery model. Thus, the predominant worksite for our consultants is within the U.S. We have experienced an increasing desire by our clients in certain engagements for a blended delivery model leveraging onshore, nearshore and offshore resources to gain cost efficiencies and increase the speed of technological change. In these cases, we leverage our qualified partner network where we have long-standing relationships and proven track records. In the longer-term, we believe there is a tremendous opportunity for us to develop a more scalable nearshore and offshore delivery capability.
Competition
We operate in a highly competitive and fragmented staffing industry comprised of large national and local staffing and solutions firms. The local firms are typically operator-owned, and generally each geographic market has at least one significant competitor. Within our managed teams and project solutions offerings, we also face competition from global, national and regional accounting, consulting and advisory firms, as well as national and regional strategic consulting and systems implementation firms. We believe that our physical presence in larger markets, concentration of service offerings in areas of greatest demand (especially technology), national delivery teams, centralized delivery channels for foreign consultants (including those obtained via visa programs that optimize distribution and strengthen compliance), longevity of our brand and reputation in the market, along with our dedicated compliance and regulatory infrastructure, all provide a competitive advantage.
Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) are utilized by certain of our clients for the management and procurement of our services. We do not consider these organizations as a competitive threat. Generally, MSPs and VMOs standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMS’ are also offered through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees ranging from 1% to 4% of revenue. In addition, the aggregation of services by MSPs for their clients into a single program can result in significant buying power and, thus, pricing power. Therefore, the use of MSPs by our clients has, in certain instances, resulted in gross margin compression, but has also led to incremental client share through our client’s vendor consolidation efforts. Kforce does not currently provide MSP or VMO services directly to our clients; rather, our strategy has been to work with MSPs, VMOs and VMS providers that enable us to better extend our services to current and prospective clients.

We believe that the principal elements of competition in our industry are differentiated offerings; reputation; the ability of consultants to work on assignments with innovative and leading companies; the availability and quality of associates, consultants and candidates; the level of service provided; effective monitoring of job performance; scope of geographic service; the types of service offerings; and compliance orientation. To attract consultants and candidates, we emphasize our ability to provide competitive compensation and benefits; quality and varied assignments; scheduling flexibility and permanent placement opportunities, all of which are important to Kforce being the employer of choice. Because individuals pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals and focus on our consultant relationship objectives. Additionally, in certain markets, from time to time we have experienced significant pricing pressure as a result of our competitors’ pricing strategies, which may result in us not being able to effectively compete or choosing to not participate in certain business that does not meet our profitability standard.
Regulatory Environment
Staffing and solutions firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship, such as wage and hour regulations, payroll tax withholding and reporting, immigration/visa regulations, as well as social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements; and (3) worker classification regulations.
As the employer, Kforce is responsible for the employer’s share of FICA, federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs relating to our employees. The more pertinent health, welfare and retirement benefits provided to employees and consultants employed directly by us include: comprehensive health insurance, workers’ compensation benefits and retirement plan options. We also provide paid leave for our associates and certain consultants. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans of our employees to organize.
Because we operate in a complex regulatory environment, one of our top priorities is compliance. For more discussion of the potential impact that the regulatory environment could have on Kforce’s financial results, refer to Item 1A. Risk Factors.
Insurance
Kforce maintains a number of insurance policies, including general liability, automobile liability, workers’ compensation and employers’ liability, liability for certain foreign exposure, umbrella and excess liability, property, crime, fiduciary, directors and officers, employment practices liability, cybersecurity, professional liability and excess health insurance coverage. These policies provide coverage, subject to certain terms, conditions, and limits of liability and deductibles, for certain liabilities that may arise from Kforce’s operations. There can be no assurance that any of the above policies will be adequate for our needs, or that we will maintain all such policies in the future.
Human Capital Management and Environmental, Social and Governance (“ESG”) Matters
For over 60 years, Kforce has been rooted in stewardship, integrity and compassion. As a human capital solutions business, we are driven by the desire to serve others, provide meaningful work and opportunities to a diverse workforce, strengthen our communities and shape a more sustainable world.
Our 2023 Sustainability Report recognizes achievements in our ESG-related initiatives, and also outlines opportunities for continued growth and evolution. For a detailed discussion of our ESG initiatives, achievements and commitments, please refer to our 2023 Sustainability Report and 2023 Supplemental Greenhouse Gas (“GHG”) Report, publicly available on our website: https://www.kforce.com/about/kforce-corporate-social-responsibility/.
We are grounded by our people-first approach with a set of Core Values that serves as a solid foundation. Our Core Values, as described below, are the foundation for how we positively impact our communities, the environment and the governance of our Firm.

INTEGRITY

Act with intention.
Keep promises.
Take responsibility.

EXCELLENCE

Embrace competition.
Succeed together.
Go for the win.

COMPASSION

Respect others.
Nurture relationships.
Spread kindness.

UNITY

Encourage collaboration.
Support each other.
Pursue a shared vision.

ADAPTABILITY

Champion innovation.
Stay curious.
Consider the uncommon.

FUN

Be yourself.
Laugh often.
Enjoy the journey.

COURAGE

Dare to fail.
Speak openly.
Dream big.

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
Oversight - Our Board of Directors (“Board”) meets regularly to assess strategic plans and manage risks to our business and people, as well as to promote sound corporate governance practices and policies. These practices and policies include firm-wide compliance with our Commitment to Integrity - Kforce’s Code of Business Conduct - that intends to set the highest ethical standards for how we conduct business (“Code of Conduct”). The Board is responsible for the oversight of our ESG policies and strategy. The Board delegates certain aspects to Board committees who inherently play an active role and are jointly responsible for ESG compliance and oversight. The Board’s Audit Committee (the “Audit Committee”) oversees the Firm’s cybersecurity and data privacy strategies and practices, regularly reviews the Firm’s cybersecurity roadmaps and framework progress and receives updates on relevant activities and measures. Refer to Item 1C. Cybersecurity for additional details regarding the oversight of cybersecurity.
Code of Conduct - Our Code of Conduct reflects our commitment to operate in a fair, honest, responsible and ethical manner, and it covers various topics, including, but not limited to, cybersecurity, insider trading, data privacy, equal opportunity employment and acceptable pay practices. Our associates receive annual training on our Code of Conduct and are required to certify compliance. Everyone who works with us—from our directors and executives to our associates, consultants, suppliers and business partners—is trained on and expected to abide by our Code of Conduct.
People
As of December 31, 2023, Kforce employed approximately 1,800 associates and had 8,600 consultants on assignment with our clients, of which a significant majority of these consultants are employed directly by Kforce.
Our work environment is shaped by our people. We maintain a commitment to well-being, flexibility and balance; learning and development; and diversity, equity and inclusion. We believe these initiatives are a testament to how much we value and invest in our people.
Well-Being, Flexibility and Balance - The success of our business is fundamentally connected to the well-being of our people. We provide our associates and consultants, and their families, with access to a variety of flexible and convenient health and wellness programs. These programs are part of our thoughtful and comprehensive response to support the physical and mental health of our employees by providing tools and resources that each employee can use to improve or maintain their health.
Shaped by the feedback of our associates, our Office Occasional® remote-first, hybrid work model is supported by flexibility and choice, and empowered by trust and technology. We have successfully transitioned many of our offices to align with our Office Occasional® strategy and will continue to transition our remaining offices as they come up for renewal. The shift in strategy to Office Occasional® has allowed us to introduce a new design and streamline our overall physical footprint, which has led to a decline in overall square footage compared to pre-pandemic periods. We believe that our Office Occasional® model allows our associates to design their workdays; thus, additionally contributing to their health and well-being.
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
Refer to our 2023 Sustainability Report, which includes trends related to employee turnover rates and workforce demographics.
Environmental
As a people-focused solutions business, our impact on the environment is relatively low. With that said, we regularly look for opportunities to reduce our impact on the environment. We saw some of the greatest environmental benefits to date as a result of the continued rollout of our Office Occasional® work model, which resulted in a significant reduction in office space, business travel, in-office electricity usage and employee commutes.
During 2023, we engaged a third-party specialist to calculate our greenhouse gas emissions (“GHG”) for Scopes 1, 2 and 3 for 2023, which indicated a decline of approximately 55% compared to our 2019 baseline. This information is more fully detailed in our 2023 Sustainability Report.

Availability of Reports and Other Information
Our internet address is www.kforce.com. We post our filings, free of charge, at https://investor.kforce.com the same day they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.
ITEM 1A.     RISK FACTORS.
Our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results. These risk factors are grouped by category and are presented in order of their relative priority in each respective category.
Risks Related to Our Business
The U.S. professional staffing and solutions industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for our services, generally speaking, can be significantly affected by the general level of economic activity and employment in the U.S. Even in a strong demand environment, without significant uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent challenge in forecasting the strength of economic cycles, availability of consultants and candidates and the short-term nature of many of our agreements. As economic activity slows, companies may defer or terminate projects for which they utilize our services or reduce their use of consultants. In addition, an economic downturn or recession could result in an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Any substantial economic downturn, including an environment with significant inflationary and/or recessionary pressures, in the U.S. or global impact on the U.S., could have a material adverse effect on our business, financial condition and operating results.
Significant declines in business or a loss of a significant client could have a material adverse effect on our revenues and financial results.
Part of our business strategy includes enhancing our service offerings and relationships with larger consumers of our services, which is intended to provide relative durability to our revenue stream during adverse economic environments and enable us to grow our revenues more profitably. However, it also creates the potential for concentrating a significant portion of our revenues among our largest clients and exposes us to increased risks arising from decreases in the volume of business from, the pricing of business with, or the possible loss of business, with these clients. Organizational changes occurring within those clients, a deterioration of their financial condition or business prospects, or a change in their business strategies could reduce their need for our services and result in a significant decrease in the revenues we derive from those clients, which could have a material adverse effect on our financial results.
Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients looking to outside providers to support their talent needs.
The staffing services market is highly competitive with limited barriers to entry. The competition among staffing and solutions firms is intense and we face significant competition in the markets we serve. We compete in national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Additionally, the emergence and popularity of online staffing platforms as well as internal recruiting functions used by some clients as an alternative, may pose a competitive threat to our services. Some of our competitors possess substantially greater resources than we do and others may develop new and unique technologies, which may better position these competitors in certain markets. As a result, we may face increased competitive pricing pressures. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. Furthermore, many clients are retaining third parties to provide vendor management services, which may subject us to greater risks or lower margins.
New business initiatives and strategic changes may divert management’s attention from normal business operations or may not be successful, which could have an adverse effect on our performance.
We expect to continue allocating significant investments towards our multi-year transformation program for our back-office technology, investing in our managed teams and project solutions capabilities, and evolving our nearshore and offshore delivery strategy. These improved capabilities are expected to help deliver exceptional service to our clients, consultants and candidates and improve the productivity of our associates and the scalability of our organization.
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
Kforce depends upon its ability to attract and retain consultants and candidates, particularly in technology disciplines, who possess the skills and experience necessary to meet the requirements of our clients. We must continually evaluate and upgrade our methods of attracting qualified consultants and candidates to keep pace with changing client needs and emerging technologies. We expect significant competition for individuals with proven technical or professional skills to continue or increase for the foreseeable future given the scarcity of highly skilled consultants and candidates, especially in our Technology business. If qualified individuals are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.
Kforce faces significant employment-related legal risk.
Kforce employs consultants either in the workplaces of our clients or virtually. Inherent risks in our business include possible claims of or relating to: discrimination and harassment; wrongful termination; violations of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violations of wage and hour requirements and other labor laws; employment of illegal aliens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. U.S. courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime-eligible workers and/or failure to pay overtime-eligible workers for all hours worked. In some situations, as a practical matter, we may not be in control of the work environment. Additionally, in some circumstances, we are contractually obligated to indemnify our clients against such risks. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of defense costs, monetary damages or fines that may be significant, discontinuation of client relationships or other material adverse effects on our business.
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
Kforce may not be able to utilize the services of our third-party suppliers.
Our third-party suppliers may be impacted by economic conditions and cycles as well as changing laws and regulatory requirements, which could impact their ability to do business with us, or cause us to terminate our relationship with them, and require us to find replacements, which we may have difficulty doing. Without the use of our third-party suppliers, we may be unable to provide a sufficient number of consultants with the required skills and expertise to our clients, which may result in reduced client satisfaction. A reduced pool of candidates may prevent us from expanding into new markets. This lack of flexibility and adaptability can hinder the Firm’s growth potential, which could have a material adverse effect on our business.
Kforce may be adversely affected by utilizing third-party software providers.
An inherent risk of using a third-party software provide is dependency on their performance, reliability and availability. Any issues or downtime experienced by the provider may impact our operations and productivity. Third-party software solutions may not always fully align with our specific business requirements or workflows. Customization options might be limited, making it challenging to tailor the software to our exact needs, which may hinder our ability to optimize processes and achieve maximum efficiency. Relying on third-party solutions may result in higher costs over time, due to subscription fees and licensing costs for support or upgrades, which could have a material adverse effect on our financial results.
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
Kforce is highly dependent on the efforts, expertise and abilities of its leaders to drive the Firm’s strategic objectives and achieve future success. The loss of the services of any key executive for any reason could have a material adverse effect on Kforce. To attract and retain executives and other key employees (particularly management, client servicing and consultant and candidate recruiting employees) in a competitive marketplace, we must provide a competitive compensation package, including a mix of cash-based and equity-based compensation. Kforce expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss or any sustained attrition of our key operating employees could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.
Risk Related to Cybersecurity and Technology
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
We are continuously exposed to unauthorized attempts to compromise sensitive information from network or information technology used by our associates and consultants. Attacks on information technology systems continue to grow in frequency and sophistication. These attacks include, but are not limited to, attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. While we have policies, procedures and systems in place to prevent, deter and detect cyberattacks or security incidents, and, although we have not experienced a material data breach, we remain vulnerable to sophisticated techniques used to obtain unauthorized access, or cause system interruption, that change frequently and may not produce immediate signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them or implement adequate preventative measures. Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, misuse or theft of private or other sensitive information, or inadvertent acts by our associates, consultants or third-party independent contractors, could result in the disclosure or misuse of confidential or proprietary information, and could adversely impact our systems, services, operations, financial results and reputation with clients and potential clients.
The collection, possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens and compliance risk. Other results of these incidents could include, but are not limited to, increased cybersecurity protection costs, litigation, regulatory penalties, monetary damages and reputational damage adversely affecting client or investor confidence. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses suffered as a result of a breach of our systems or information. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us, our employees, candidates, consultants, vendors, or clients.
Additionally, many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to Kforce as those associated with our internal systems. We seek to reduce these risks by performing vendor due diligence procedures prior to engaging with any third-party vendor who will have access to sensitive data. Additionally, we require audits of certain third parties’ information technology processes on an annual basis. However, there can be no assurance that such parties will not experience cybersecurity incidents that could adversely affect our employees, consultants, customers and businesses, or that our audit or diligence processes will successfully deter or prevent such breach.
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
Our future success is likely to depend in part on our ability to successfully keep pace with technological changes and advances occurring across our industry. Our business is reliant on a variety of systems and technologies, including those that support consultant and candidate searching and matching, hiring and tracking, order management, billing and client data analytics. Our success depends in part on our ability to keep pace with rapid technological advancements in the development and implementation of these services. If our systems become outdated, or if our investments in technology fail to provide the expected results, then we may be unable to maintain our technological capabilities relative to our competitors and our business could be negatively affected.

Risks Related to Legal, Compliance and Regulatory Matters
Kforce may be adversely affected by immigration restrictions and reform.
Our Technology business utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. While Kforce engages persons with multiple types of legal work authorizations and visas, the H-1B visa is of particular use in our industry and enables U.S. employers to hire qualified foreign nationals, subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by changes in administration, other political developments and levels of economic activity. Current and future restrictions on the availability of such work visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business.
The U.S. Citizenship and Immigration Service (“USCIS”) continues to closely scrutinize companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s third-party independent contractors, and has issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State, which have recently increased enforcement activities in the program.
Vigorous enforcement and legislative or executive action relating to immigration could adversely affect our ability to recruit or retain foreign national consultants, and consequently, reduce our supply of skilled consultants and candidates, and subject us to fines, penalties and sanctions, or result in increased labor and compliance costs.
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
Kforce is subject to periodic federal, state and local tax audits for various tax years. We are also required to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act, enacted in December 2017, provided a significant reduction in the corporate tax rate, but the current administration continues to scrutinize and could potentially modify key aspects of the tax code, which could materially affect our tax obligations and the effective tax rate. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.
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
A large part of our business entails employing individuals on a temporary basis and placing such individuals in client workplaces. Increased government regulation of the workplace or of the employer/employee relationship could have a material adverse effect on Kforce. For example, changes to government regulations, including changes to statutory hourly wage and overtime regulations, could adversely affect the Firm’s results of operations by increasing its costs. Due to the substantial number of state and local jurisdictions in which we operate and the disparity among state and local laws that continues to accelerate, there also is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties or other sanctions for non-compliance.
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
Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for staggered Board terms and permit the removal of directors only for cause. Additionally, the Board may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances after a change in control. Some or all of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could negatively impact the market price of our common stock.
Our business could be negatively affected as a result of activist shareholders.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of the Board and management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers and prospective and current employees and consultants.
Kforce’s stock price may be volatile.
The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the staffing industry, a decrease in our outstanding shares or other developments affecting us, our clients, or our competitors; some of which may be unrelated to our performance.
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
Kforce may be negatively affected by outbreaks of disease, such as epidemics or pandemics.
The COVID-19 economic and health crisis (including all of its variants) impacted many of our clients’ business operations due to reduced demand, which in some cases was caused by government closures and/or initiatives to reduce costs or preserve cash, thereby decreasing demand for our services and/or adversely affecting our profitability and collectability of our accounts receivable.
Outbreaks of disease, including epidemics and pandemics, can affect our operations and financial performance if potential new variants are declared, vaccines are mandated, and government actions to prevent and manage disease spread. Outbreaks of diseases could negatively affect our business, financial position, results of operations and/or cash flows in the future.
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
We have a credit facility consisting of a revolving line of credit of up to $200.0 million, subject to certain limitations. Borrowings under the credit facility are secured by substantially all of the tangible and intangible assets of the Firm and certain other designated collateral.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.     CYBERSECURITY.
Our cybersecurity program helps us secure our systems, keeps our business running around the clock and protects our clients, consultants, employees and shareholders from vulnerabilities and threats. With oversight from our Board, the Audit Committee and key leaders across Kforce, we have put proactive measures and systems in place to protect our information assets from unauthorized use or access. The Firm’s cybersecurity framework is based on the National Institute of Standards and Technology (“NIST”).
Management Oversight
Our Chief Information Security Officer (“CISO”) leads our Information Security and Data Privacy Council, which meets quarterly, or more frequently if necessary, to assess, identify and manage cybersecurity threats, support advocacy programs and advise our Chief Information Officer (“CIO”) and CISO on solutions. The council is made up of key members of senior management across the Firm, including enterprise security, human resources, legal, internal audit, finance, procurement, communications and field management.
Our Enterprise Security team monitors and manages system infrastructure to protect the Firm against threats. Our Cyber Risk Management program considers risks from many sources including, but not limited to, alerts, threat intelligence sources, risk assessments, and vulnerability management. Our Cyber Risk Management process includes risk assessment processes to identify risks, a risk evaluation process that includes risk acceptance or denial at all levels of the organization, and third-party vendor management where each vendor’s security posture is assessed to understand how it strengthens Kforce’s cyber supply chain. We have taken a defense in depth approach to the implementation of our cybersecurity controls. These controls are set to block and/or provide alerts on suspicious activities. Our around the clock security operation center responds as appropriate to risks identified, and performs the risk assessment and risk evaluation. Our risk register and risk remediation processes help us ensure we are tracking and addressing priority risks, as appropriate. Any potential risks or threats identified by the Enterprise Security team are communicated to the CISO and Information Security and Data Privacy Council.
Our Vice President of Internal Audit, in collaboration with our General Counsel, facilitates our enterprise risk management (“ERM”) process. Cybersecurity related risks are included in our overall risk evaluation for our ERM process to determine top risks for the Firm on an annual basis. Our internal audit team, which reports directly to the Audit Committee, uses the ERM program to develop a risk-based audit plan, which is approved by the Audit Committee annually.
Our CIO is accountable for the Firm’s cybersecurity and data privacy programs and is supported by the CISO. Our CIO and CISO have extensive information technology and program management experience, and have served many years in our corporate information security organization. Under the guidance of the CIO, the CISO manages day-to-day operations of the security and data privacy functions and proposes changes to the Firm’s cybersecurity strategy, which is part of our overall information technology strategy. The CIO and CISO meet frequently to discuss cyber and data operations, privacy programs and risks.
Each of these teams remain in close coordination to ensure risk mitigation strategies are designed and operating effectively.
Board Oversight
The Board is actively engaged in the oversight of cybersecurity and data privacy. The Audit Committee assists the Board in meeting its responsibility to oversee cybersecurity and data privacy strategies and practices. On a quarterly basis, the Audit Committee receives updates on (a) our progress meeting objectives established in our cybersecurity maturity roadmap, (b) relevant reported cybersecurity events in the overall market and evolving risks, (c) results of work performed by our information security organization (ex. penetration tests, cybersecurity program maturity assessments) and (d) detailed reports of cybersecurity trends within the Firm. We engage subject matter experts in conducting independent assessments of our cybersecurity program maturity, penetration tests, and other tests and assessments.
Senior management, including our CIO and CISO, brief the Board on an annual basis on our cybersecurity and information security posture and cybersecurity incidents deemed to have a moderate or higher business impact, even if it is considered immaterial to us. Annually, the Board and management participate in a comprehensive strategy discussion on cybersecurity.

To further enhance the Board and Audit Committee’s role in overseeing cybersecurity risks, the Board formed a special working group that is comprised of two members of the Audit Committee to have more frequent and detailed dialogue with executive management (including our COO, CFO, CIO, CISO and VP of Internal Audit) on all areas pertaining to cybersecurity. This working group provides updates on a quarterly basis, or more frequently if necessary, to the Audit Committee. As a result of the steps taken by the Firm with respect to our cybersecurity program, we have not experienced a material breach to date.
Management also provides the Audit Committee with an annual overview of Kforce’s various lines of insurance that we maintain, including our cybersecurity insurance policy. The Audit Committee provides the Board with quarterly reports on the Firm’s risks and ERM program findings, including cybersecurity risk and data privacy practices.
We face risks from cybersecurity threats that could have a material adverse effect on our business strategy. See “Risk Factors Risks Related to Cybersecurity and Technology – Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.” in Part 1, Item 1A. Risk Factors of this report for a discussion of these risks. As a result, at least in part, of the steps taken by the Firm with respect to our cybersecurity program, we have not experienced a material breach to date.
Third-Party Vendor Management
Many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to Kforce as those associated with our internal systems. We seek to reduce these risks by performing significant vendor due diligence procedures prior to engaging with any third-party vendor who will have access to sensitive data. Additionally, we require annual audits of certain third parties’ information technology processes.
ITEM 2.     PROPERTIES.
As of December 31, 2023, we leased approximately 132,000 square feet of total office space in 29 offices located throughout the U.S. When not being done remotely in our Office Occasional® model, most of our operations for both Technology and FA segments are conducted from these leased premises, and we do not anticipate any difficulty in renewing these leases, or in finding alternative sites in the ordinary course of business.
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

PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Holders of Common Stock
Our common stock trades on the NASDAQ using the ticker symbol “KFRC.” As of February 20, 2024, there were 138 holders of record.
Purchases of Equity Securities by the Issuer
In February 2024, the Board approved an increase in our stock repurchase authorization, bringing the total authorization from $41.7 million to $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	5,124	$59.23	—	$66,822,516
November 1, 2023 to November 30, 2023	221,392	$65.38	219,473	$52,472,901
December 1, 2023 to December 31, 2023	253,855	$68.56	155,722	$41,731,977
Total	480,371	$66.99	375,195	$41,731,977
(1) Includes 5,124 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period October 1, 2023 to October 31, 2023.
(2) Includes 1,919 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period November 1, 2023 to November 30, 2023.
(3) Includes 98,133 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period December 1, 2023 to December 31, 2023.
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
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights for 2023, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.
•Revenue for the year ended December 31, 2023, decreased 10.5% to $1.53 billion in 2023 from $1.71 billion in 2022. Revenue decreased 8.2% and 27.5% for Technology and FA, respectively, in 2023, primarily driven by the uncertainty in the macro environment and our repositioning efforts in our FA business.
•Flex revenue decreased 9.6% (9.2% on a billing day basis), to $1.49 billion in 2023 from $1.65 billion in 2022. In 2023, Flex revenue decreased 7.4% (7.1% on a billing day basis) for Technology and decreased 27.6% (27.3% on a billing day basis) for FA.
•Direct Hire revenue decreased 34.9% to $38.0 million in 2023 from $58.3 million in 2022.
•Gross profit margin decreased 140 basis points to 27.9% in 2023 from 29.3% in 2022, primarily as a result of a decline in the mix of Direct Hire revenue and Technology Flex gross profit margins.
•Flex gross profit margin decreased 80 basis points to 26.0% for 2023 from 26.8% in 2022. Flex gross profit margin decreased 70 basis points for Technology and increased 20 basis points for FA in 2023 as compared to 2022.
•Selling, General and Administrative (“SG&A”) expenses as a percentage of revenue for the year ended December 31, 2023, decreased to 21.9% from 22.2% in 2022. SG&A expenses for the year ended December 31, 2023, include costs of $8.4 million related to (i) organizational realignment activities and actions taken to reduce our costs to better align with the lower revenue levels and (ii) legal costs for settlements. These costs, net of related tax benefits, impacted our earnings per share by $0.36 per share.
•Net income for the year ended December 31, 2023, decreased 19.0% to $61.1 million, or $3.13 per share, from $75.4 million, or $3.68 per share, in 2022.
•The Firm returned $94.7 million of capital to our shareholders in the form of open market repurchases totaling $67.1 million, or 1.1 million shares, and quarterly dividends totaling $27.6 million during the year ended December 31, 2023. The total capital returned to shareholders in 2023 represented over 100% of operating cash flows.
•Cash provided by operating activities was $91.5 million during the year ended December 31, 2023, as compared to $90.8 million for 2022. In 2022, there were higher cash outlays related to the payment of deferred payroll taxes under the Coronavirus Aid, Relief and Economic Securities Act (the “CARES Act”) and settlement of the Supplemental Executive Retirement Plan (“SERP”) obligation, totaling approximately $39 million. Operating cash flows in 2023 were negatively impacted by lower profitability levels due to the decline in revenues stemming from the uncertainty in the macro environment.

RESULTS OF OPERATIONS
Certain discussions of the changes in our results of operations from the year ended December 31, 2022, as compared to the year ended December 31, 2021, have been omitted from this Form 10-K, and may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023.
There has been heightened uncertainty in the macroeconomic environment, and concerns that the U.S. economy may fall into a recession, since the Federal Reserve began aggressively raising interest rates in March 2022 to address persistently high inflation. The U.S. Treasury’s yield curve has also been significantly inverted, which, for more than 50 years, has been a very strong indicator of a likely recession. There are also significant geopolitical concerns including, but not limited to, the Ukraine-Russia War, ongoing supply chain issues, U.S. political uncertainties and the Israel-Hamas War. With that said, growth in the U.S. economy was reasonably strong in 2023 as real gross domestic product (“GDP”) grew at a pace of roughly 3% led by robust consumer spending. In addition, the labor markets remained quite strong in 2023 as the overall unemployment rate of 3.7% in December 2023 remained near historically low levels.
Despite the expansion in the U.S. economy, the uncertainties in the macro environment caused companies, broadly speaking, to exercise restraint in the number of new technology investments they initiated and to selectively scale back on existing projects in 2023. This restraint, which we began to see in the second half of 2022, had a negative impact on our results of operations in 2023. Kforce took certain actions to realign our organization and reduce costs to better align with lower revenue levels during the third quarter of 2023. We anticipate that these actions will reduce annual operating costs by at least $14.0 million, and began to realize this reduction in the fourth quarter of 2023.
Midway through the third quarter of 2023, we began to see a notable improvement in consultant retention, which led to stabilization of our consultants on assignment in our Technology business. We also experienced an improving trend in new consultant assignments in October, which largely continued throughout the fourth quarter of 2023.
The following table presents certain items in our Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue for the years ended:

	DECEMBER 31,
	2023	2022	2021
Revenue by segment:
Technology	90.4%	88.1%	80.6%
FA	9.6	11.9	19.4
Total Revenue	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.5%	96.6%	96.9%
Direct Hire	2.5	3.4	3.1
Total Revenue	100.0%	100.0%	100.0%
Gross profit	27.9%	29.3%	28.9%
Selling, general and administrative expenses	21.9%	22.2%	21.9%
Depreciation and amortization	0.3%	0.3%	0.3%
Income from operations	5.7%	6.8%	6.7%
Income from operations, before income taxes	5.6%	6.0%	6.3%
Net income	4.0%	4.4%	4.8%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period for the years ended December 31 (in thousands):

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Technology
Flex revenue	$1,366,095	(7.4)%	$1,476,055	18.3%	$1,247,560
Direct Hire revenue	18,458	(41.5)%	31,572	19.7%	26,381
Total Technology revenue	$1,384,553	(8.2)%	$1,507,627	18.3%	$1,273,941
FA
Flex revenue	$127,679	(27.6)%	$176,395	(37.6)%	$282,597
Direct Hire revenue	19,524	(27.0)%	26,743	14.4%	23,384
Total FA revenue	$147,203	(27.5)%	$203,138	(33.6)%	$305,981

Total Flex revenue	$1,493,774	(9.6)%	$1,652,450	8.0%	$1,530,157
Total Direct Hire revenue	37,982	(34.9)%	58,315	17.2%	49,765
Total Revenue	$1,531,756	(10.5)%	$1,710,765	8.3%	$1,579,922
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business decreased 7.4% (7.1% on a billing day basis), during the year ended December 31, 2023, as compared to the same period in 2022, primarily due to a decrease in consultants on assignment, which was partially offset by higher average bill rates. We began to experience a softening in the demand environment beginning in the second half of 2022, which continued throughout 2023, as our clients began to exercise restraint in initiating new technology initiatives against the backdrop of the uncertainty in the macroeconomic environment. Our Technology business declined on a sequential billing day basis in the first, second and third quarters of 2023 and grew almost 1% on a sequential billing day basis in the fourth quarter of 2023. We experienced a notable improvement in consultant retention rates during the third quarter of 2023 and also began to see improving trends in new assignments in October 2023, which contributed to the sequential growth in the fourth quarter of 2023.
Our average bill rates remained strong and increased 2.5% for the year ended December 31, 2023, as compared to the same period in 2022. Our average bill rate of approximately $90 per hour was largely stable throughout 2023, which was encouraging given the significant uncertainty in the macro environment. In the first quarter of 2024, we expect Technology Flex revenue to decline in the low double digits year-over-year.
Our FA business experienced a decrease in Flex revenue of 27.6% (27.3% on a billing day basis), during the year ended December 31, 2023, as compared to the same period in 2022, primarily driven by the repositioning of this business towards more highly-skilled roles and the continued uncertainty in the macro environment. We have seen indicators of success in our repositioning efforts as our average bill rate of approximately $50 per hour for the year ended December 31, 2023 has improved from an average bill rate of $37 per hour for the year ended December 31, 2019, an increase of 35%. In the first quarter of 2024, we expect FA Flex revenue to decrease in the mid 20% range on a year-over-year basis.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2023 vs. 2022		2022 vs. 2021
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$(141,498)	$(57,647)	$118,757	$(144,684)
Bill rate	33,320	8,949	109,357	38,456
Billable expenses	(1,782)	(18)	381	26
Total change in Flex revenue	$(109,960)	$(48,716)	$228,495	$(106,202)
The following table presents total Flex hours billed by segment and the percentage change over the prior period for the years ended December 31 (in thousands):

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Technology	15,178	(9.6)%	16,794	9.6%	15,329
FA	2,550	(32.7)%	3,789	(51.2)%	7,768
Total Flex hours billed	17,728	(13.9)%	20,583	(10.9)%	23,097

Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 34.9% during the year ended December 31, 2023, as compared to the same period in 2022, primarily driven by a decrease in placements stemming from uncertainties in the macroeconomic environment. We expect Direct Hire revenue to be down in the 30% range in the first quarter of 2024 on a year-over-year basis.
Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents the gross profit as a percentage of total revenue (“gross profit percentage”) for each segment and the percentage change over the prior period for the years ended December 31:

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Technology	26.7%	(4.6)%	28.0%	0.4%	27.9%
FA	39.2%	0.5%	39.0%	18.2%	33.0%
Total gross profit percentage	27.9%	(4.8)%	29.3%	1.4%	28.9%
Total gross profit percentage decreased 140 basis points for the year ended December 31, 2023, as compared to the same period in 2022, primarily as a result of a decline in the mix of Direct Hire revenue and lower Technology Flex gross profit margins.
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
The following table presents the Flex gross profit percentage for each segment and the percentage change over the prior period for the years ended December 31:

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Technology	25.7%	(2.7)%	26.4%	—%	26.4%
FA	29.9%	0.7%	29.7%	8.4%	27.4%
Total Flex gross profit percentage	26.0%	(3.0)%	26.8%	0.8%	26.6%
Our Flex gross profit percentage decreased 80 basis points for the year ended December 31, 2023, as compared to the same period in 2022.
•Technology Flex gross profit margins decreased 70 basis points for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to a tighter pricing environment.
•FA Flex gross profit margins increased 20 basis points for the year ended December 31, 2023, as compared to the same period in 2022, primarily a result of favorable benefits and payroll taxes due to a change in our client portfolio mix, partially offset by a tighter pricing environment.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2023 vs. 2022		2022 vs. 2021
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$(29,079)	$(14,483)	$60,365	$(29,128)
Profitability impact (rate)	(10,333)	187	395	4,061
Total change in Flex gross profit	$(39,412)	$(14,296)	$60,760	$(25,067)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.3%, 84.1% and 85.4% of SG&A for the years ended December 31, 2023, 2022 and 2021, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance.

The following table presents certain components of SG&A as a percentage of total revenue for the years ended December 31 (in thousands):

	2023	% of Revenue	2022	% of Revenue	2021	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$282,439	18.4%	$319,501	18.7%	$295,187	18.7%
Other (1)	52,494	3.5%	60,314	3.5%	50,534	3.2%
Total SG&A	$334,933	21.9%	$379,815	22.2%	$345,721	21.9%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office related expense, and certain other expenses.
SG&A as a percentage of revenue decreased 30 basis points for the year ended December 31, 2023, as compared to the same period in 2022, primarily driven by a decrease in performance-based compensation and tighter expense management given the lower revenue levels, partially offset by costs associated with organizational realignment activities and actions taken to reduce our structural costs along with legal settlement costs.
Despite the uncertainties in the macroeconomic environment, we continue to prioritize investments in our strategic initiatives, including our integrated strategy and multi-year efforts to transform our back office, and are continuing to exercise tight discretionary spend control, taking certain actions to align our costs with the lower revenue levels and generating other cost efficiencies, where appropriate.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31 (in thousands):

	2023	Increase (Decrease)	2022	Increase (Decrease)	2021
Fixed asset depreciation	$3,142	18.3%	$2,655	(5.9)%	$2,822
Capitalized software amortization	1,870	5.5%	1,772	5.6%	1,678
Total Depreciation and amortization	$5,012	13.2%	$4,427	(1.6)%	$4,500
Other Expense, Net. Other expense, net was $1.9 million, $14.4 million and $7.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Other expense, net consists of our proportionate share of losses for our joint venture and interest expense related to outstanding borrowings under our credit facility.
During the years ended December 31, 2023, 2022 and 2021, we recognized $0.8 million, $3.8 million, and $2.5 million, respectively, related to our share of losses associated with our equity method investment. On February 23, 2023, Kforce sold its 50% noncontrolling interest in our equity method investment to an unaffiliated third party, which fully settled the outstanding note receivable. Other expense, net also includes an impairment charge of $13.7 million for our equity method investment for the year ended December 31, 2022. Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion on the sale of our equity method investment.
During the year ended December 31, 2022, Other expense, net also included a $4.1 million gain recognized as a result of the termination of an interest rate swap agreement in May 2022. Refer to Note 14 - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, for a complete discussion of the interest rate swap derivative instruments.
During the year ended December 31, 2021, Other expense, net included expense of $1.8 million related to the termination of our SERP. Refer to Note 12 - “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the termination of our SERP.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) were 28.4%, 26.4% and 24.3% for the years ended December 31, 2023, 2022 and 2021, respectively. The 2023 effective tax rate was unfavorably impacted by a lower work opportunity tax credit, a lower tax benefit from the vesting of restricted stock, and higher non-deductible expenses, as compared to 2022.

Non-GAAP Financial Measures
Revenue Growth Rates. “Revenue growth rates,” a non-GAAP financial measure, is defined by Kforce as year-over-year revenue growth after removing the impacts on reported revenues from the changes in the number of billing days. Management believes this data is particularly useful because it aids in evaluating revenue trends over time. Billing days impact is calculated by dividing each comparative period’s reported revenues by the number of billing days for that period to arrive at a per billing day amount. Same billing day growth rates are then calculated based on the per billing day amounts. Management calculates the number of billing days for each reporting period based on the number of holidays and business days in the quarter.

	Year-Over-Year Growth Rates (As Reported)
	2023					2022
	YTD	Q4	Q3	Q2	Q1	Q4
Technology Flex	(7.4)%	(11.1)%	(12.5)%	(7.8)%	2.2%	8.5%
FA Flex	(27.6)%	(28.0)%	(26.9)%	(27.3)%	(28.2)%	(28.8)%
Total Flex revenue	(9.6)%	(12.8)%	(13.9)%	(9.8)%	(1.6)%	3.1%

	Year-Over-Year Growth Rates (As Adjusted)
	2023					2022
	YTD	Q4	Q3	Q2	Q1	Q4
Billing Days	252	61	63	64	64	61
Technology Flex	(7.1)%	(11.1)%	(11.1)%	(7.8)%	2.2%	8.5%
FA Flex	(27.3)%	(28.0)%	(25.7)%	(27.3)%	(28.2)%	(28.8)%
Total Flex revenue	(9.2)%	(12.8)%	(12.5)%	(9.8)%	(1.6)%	3.1%
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
The following table presents Free Cash Flow (in thousands):

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
Net income	$61,075	$75,431	$75,177
Non-cash provisions and other	30,713	50,294	30,188
Changes in operating assets/liabilities	(323)	(34,920)	(32,467)
Net cash provided by operating activities	91,465	90,805	72,898
Capital expenditures	(7,763)	(8,109)	(6,441)
Free cash flow	83,702	82,696	66,457
Change in debt	16,000	(74,400)	—
Repurchases of common stock	(75,024)	(74,913)	(66,210)
Cash dividends	(27,562)	(24,027)	(20,120)
Proceeds from the sale of our joint venture interest	5,059	—	—
(Premiums paid for) cash proceeds received from company-owned life insurance	(1,408)	1,077	—
Note receivable issued to our joint venture	(750)	(6,750)	—
Equity method investment	—	(500)	(9,000)
Net proceeds from the sale of assets held for sale	—	—	23,742
Other	(19)	(51)	(1,366)
Change in cash and cash equivalents	$(2)	$(96,868)	$(6,497)

Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense, organizational realignment activities, legal settlement expense, loss from equity method investment, reserve associated with the note receivable issued to our joint venture, impairment of equity method investment, gain from termination of interest rate swap, gain on the sale of the corporate headquarters, and SERP termination expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations, and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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
The following table presents Adjusted EBITDA and includes a reconciliation of net income to Adjusted EBITDA (in thousands):

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
Net income	$61,075	$75,431	$75,177
Depreciation and amortization	5,012	4,427	4,500
Stock-based compensation expense	17,747	17,655	13,999
Interest expense, net	1,122	973	3,073
Income tax expense	24,175	27,011	24,090
Organizational realignment activities	3,662	—	—
Legal settlement expense	2,175	—	3,350
Loss from equity method investment	750	3,824	2,480
Reserve associated with note receivable issued to our joint venture	—	1,925	—
Impairment of equity method investment	—	13,684	—
Gain from termination of interest rate swap	—	(4,059)	—
Gain on sale of corporate headquarters	—	—	(2,051)
SERP termination expense	—	—	1,821
Adjusted EBITDA	$115,718	$140,871	$126,439

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our credit facility. At December 31, 2023 and 2022, we had $0.1 million in cash and cash equivalents. At December 31, 2023, Kforce had $141.5 million in working capital compared to $146.3 million at December 31, 2022.
Cash Flows
Our business has historically generated a significant amount of operating cash flows, which allows us to balance deploying available capital towards: (i) investing in our infrastructure to allow sustainable growth; (ii) our dividend and share repurchase programs; and (iii) maintaining sufficient liquidity for potential acquisitions or other strategic investments.
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2023	2022	2021
Operating activities	$91,465	$90,805	$72,898
Investing activities	(4,862)	(14,282)	8,301
Financing activities	(86,605)	(173,391)	(87,696)
Change in cash and cash equivalents	$(2)	$(96,868)	$(6,497)

Operating Activities
Cash provided by operating activities was $91.5 million during the year ended December 31, 2023, as compared to $90.8 million during the year ended December 31, 2022. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. In 2022, there were higher cash outlays related to the payment of deferred payroll taxes under the CARES Act and the settlement of the SERP, totaling approximately $39 million. Operating cash flows in 2023 were negatively impacted by lower profitability levels due to the decline in revenues stemming from the uncertainty in the macro environment.
Investing Activities
Cash used in investing activities was $4.9 million during the year ended December 31, 2023, and primarily consisted of cash used for capital expenditures of $7.8 million, partially offset by the proceeds from the sale of our joint venture interest of $5.1 million. Cash used in investing activities of $14.3 million during the year ended December 31, 2022 primarily consisted of cash used for capital expenditures of $8.1 million and the issuance of secured promissory notes to our joint venture totaling $6.8 million.
Financing Activities
Cash used in financing activities was $86.6 million during the year ended December 31, 2023, as compared to $173.4 million during the year ended December 31, 2022. This change was primarily driven by $16.0 million of net borrowings on our credit facility in 2023 and $74.4 million of net payments in 2022.
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31 (in thousands):

	2023	2022	2021
Open market repurchases	$67,178	$66,806	$54,265
Repurchase of shares related to tax withholding requirements for restricted stock vesting	7,846	8,107	11,945
Total cash flow impact of common stock repurchases	$75,024	$74,913	$66,210

Cash paid in current year for settlement of prior year repurchases	$974	$181	$—
Kforce’s Board declared and paid dividends of $27.6 million ($1.44 per share), $24.0 million ($1.20 per share) and $20.1 million ($0.98 per share) for the years ended December 31, 2023, 2022 and 2021, respectively.
In February 2024, Kforce’s Board approved a 5.5% annual increase to the Company's dividend from $1.44 per share to $1.52 per share. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into an Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. As of December 31, 2023, $41.6 million was outstanding and $157.2 million, net of $1.2 million in letters of credit outstanding, was available under the Amended and Restated Credit Facility. As of December 31, 2023, we were in compliance with all of our financial covenants.
In June 2023, Kforce entered into the First Amendment to the Amended and Restated Credit Facility, by and among Wells Fargo, as administrative agent, and the lenders and financial institutions from time to time party thereto (the “First Amendment”), to replace the interest rates based on the London Inter-Bank Offered Rate (“LIBOR”) with benchmark interest rates based on the Secured Overnight Financing Rate (“SOFR”). Refer to Note 13 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in this report for a complete discussion of the Amended and Restated Credit Facility.
In April 2017 and March 2020, Kforce entered into two forward-starting interest rate swap agreements to mitigate the risk of rising interest rates. As of December 31, 2023, the Firm did not have any outstanding interest rate swap derivative instruments. Refer to Note 14 - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our interest rate swaps.

Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31 (in thousands):

	2023		2022
	Shares	$	Shares	$
Open market repurchases	1,097	$67,124	1,124	$67,599
In February 2024, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. As of December 31, 2023, $41.7 million remained available for further repurchases under the Board-authorized common stock repurchase program.
Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, consideration should also be given to significant contractual obligations:
•The Amended and Restated Credit Facility matures on October 20, 2026, and as of December 31, 2023, our outstanding debt balance under the credit facility was $41.6 million. Total payments, however, are inherently uncertain as the interest rates related to this outstanding balance are variable and the outstanding borrowings that will occur over the remaining term of the Credit Facility are unknown. Refer to Note 13 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for further details on the Amended and Restated Credit Facility.
•We maintain various non-qualified deferred compensation plans pursuant to which eligible management and highly-compensated key employees may elect to defer all or part of their compensation to later years. As of December 31, 2023, the total amount of our obligations under these plans was $48.0 million. These amounts are included in the accompanying Consolidated Balance Sheets and classified as Accounts payable and other accrued liabilities and Other long-term liabilities, as appropriate, and are payable based upon the elections of the plan participants (e.g., retirement, termination of employment, change-in-control, etc.). Amounts payable upon the retirement or termination of employment may become payable during the next five years if a covered employee retires, terminates, or schedules a distribution.
•Our purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2023, the value of our non-cancellable unconditional purchase commitments was $38.0 million.
•We have employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. At December 31, 2023, our liability would be approximately $30.3 million for terminations related to a change in control and $11.4 million related to terminations in the absence of cause. Refer to Note 17 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our commitments related to employment agreements.
•We lease certain facilities and other properties under non-cancellable operating lease arrangements that expire at various dates through 2033. As of December 31, 2023, the total amount of our obligations under operating leases was $18.2 million. Refer to Note 11 - “Operating Leases” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our lease obligations and the timing of expected future payments, including a five-year maturity schedule.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2023, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $1.2 million.
These off-balance sheet arrangements do not have a material impact on our liquidity or capital resources. These off-balance sheet arrangements do not provide financing, liquidity, market or credit risk support.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, and our significant accounting policies are discussed in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. Our assumptions, estimates and judgments are based on our historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Management regularly reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have not made any material changes in our accounting methodologies used in prior years.
Allowance for Credit Losses
We estimate and recognize lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. A 10% change in accounts reserved at December 31, 2023 would have impacted our net income by approximately $0.1 million in 2023.
Refer to Note 4 – “Allowance for Credit Losses” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for more details on our allowance for credit losses.
Accounting for Income Taxes
Our effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.
We are also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. A 0.5% change in our effective tax rate would have impacted our net income by approximately $0.4 million in 2023.
Refer to Note 6 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist as of December 31, 2023.
Goodwill Impairment
Goodwill is tested at the reporting unit level, which is generally an operating segment or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. We evaluate goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. We monitor the existence of potential impairment indicators throughout the year. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.
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

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date. A 10% change in our self-insured liabilities related to health insurance, as of December 31, 2023, would have impacted our net income by approximately $0.4 million in 2023.
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
As of December 31, 2023, we had $41.6 million outstanding under the Amended and Restated Credit Facility. A hypothetical 10% increase in interest rates in effect at December 31, 2023 would increase Kforce’s annual interest expense by less than $0.4 million. Refer to Note 13 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for further details on the Amended and Restated Credit Facility.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kforce Inc.
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 23, 2024
We have served as the Company’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
Revenue	$1,531,756	$1,710,765	$1,579,922
Direct costs	1,104,690	1,209,658	1,123,058
Gross profit	427,066	501,107	456,864
Selling, general and administrative expenses	334,933	379,815	345,721
Depreciation and amortization	5,012	4,427	4,500
Income from operations	87,121	116,865	106,643
Other expense, net	1,871	14,423	7,376
Income from operations, before income taxes	85,250	102,442	99,267
Income tax expense	24,175	27,011	24,090
Net income	61,075	75,431	75,177
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	—	—	3,103
Change in fair value of interest rate swaps, net of tax	—	(615)	1,941
Comprehensive income	$61,075	$74,816	$80,221

Earnings per share - basic	$3.18	$3.76	$3.65
Earnings per share - diluted	$3.13	$3.68	$3.54

Weighted average shares outstanding – basic	19,188	20,054	20,579
Weighted average shares outstanding – diluted	19,507	20,503	21,212
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$119	$121
Trade receivables, net of allowances of $1,643 and $1,575, respectively	233,428	269,496
Prepaid expenses and other current assets	10,912	8,143
Total current assets	244,459	277,760
Fixed assets, net	9,418	8,647
Other assets, net	75,924	75,771
Deferred tax assets, net	3,138	4,786
Goodwill	25,040	25,040
Total assets	$357,979	$392,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$64,795	$72,792
Accrued payroll costs	33,968	48,369
Current portion of operating lease liabilities	3,589	4,576
Income taxes payable	623	5,696
Total current liabilities	102,975	131,433
Long-term debt – credit facility	41,600	25,600
Other long-term liabilities	54,324	52,773
Total liabilities	198,899	209,806
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,462 and 73,242 issued, respectively	734	732
Additional paid-in capital	527,288	507,734
Accumulated other comprehensive income	—	6
Retained earnings	525,222	492,764
Treasury stock, at cost; 53,941 and 52,744 shares, respectively	(894,164)	(819,038)
Total stockholders’ equity	159,080	182,198
Total liabilities and stockholders’ equity	$357,979	$392,004
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935
Net income	—	—	—	—	75,177	—	—	75,177
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	397	4	1,102	—	(1,106)	—	—	—
Stock-based compensation expense	—	—	13,999	—	—	—	—	13,999
Employee stock purchase plan	—	—	557	—	—	(15)	205	762
Dividends ($0.98 per share)	—	—	—	—	(20,120)	—	—	(20,120)
Defined benefit pension plan, no tax benefit	—	—	—	3,103	—	—	—	3,103
Change in fair value of interest rate swap, net of tax of $657	—	—	—	1,941	—	—	—	1,941
Repurchases of common stock	—	—	—	—	—	1,080	(66,391)	(66,391)
Balance, December 31, 2021	72,997	730	488,036	621	442,596	51,492	(743,577)	188,406
Net income	—	—	—	—	75,431	—	—	75,431
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	245	2	1,234	—	(1,236)	—	—	—
Stock-based compensation expense	—	—	17,655	—	—	—	—	17,655
Employee stock purchase plan	—	—	809	—	—	(17)	245	1,054
Dividends ($1.20 per share)	—	—	—	—	(24,027)	—	—	(24,027)
Change in fair value of interest rate swap, net of tax of $209	—	—	—	(615)	—	—	—	(615)
Repurchases of common stock	—	—	—	—	—	1,269	(75,706)	(75,706)
Balance, December 31, 2022	73,242	732	507,734	6	492,764	52,744	(819,038)	182,198
Net income	—	—	—	—	61,075	—	—	61,075
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	220	2	1,053	—	(1,055)	—	—	—
Stock-based compensation expense	—	—	17,747	—	—	—	—	17,747
Employee stock purchase plan	—	—	754	—	—	(18)	288	1,042
Dividends ($1.44 per share)	—	—	—	—	(27,562)	—	—	(27,562)
Repurchases of common stock	—	—	—	—	—	1,215	(75,414)	(75,414)
Other	—	—	—	(6)	—	—	—	(6)
Balance, December 31, 2023	73,462	$734	$527,288	$—	$525,222	53,941	$(894,164)	$159,080

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$61,075	$75,431	$75,177
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	1,647	3,081	2,425
Provision for credit losses	768	(126)	11
Depreciation and amortization	5,012	4,427	4,500
Stock-based compensation expense	17,747	17,655	13,999
Noncash lease expense	4,065	5,683	5,509
Loss on equity method investment	750	3,824	2,480
Defined benefit pension plans expense	—	—	2,157
Reserve related to note receivable	—	1,925	—
Impairment of equity method investment	—	13,684	—
Other	724	141	(893)
(Increase) decrease in operating assets
Trade receivables, net	35,301	(4,049)	(36,960)
Other assets	(1,304)	(9,199)	(9,779)
Increase (decrease) in operating liabilities
Accrued payroll costs	(13,358)	(22,003)	6,337
Other liabilities	(20,962)	20,296	7,935
Payment of benefit under terminated pension plan	—	(19,965)	—
Cash provided by operating activities	91,465	90,805	72,898
Cash flows from investing activities:
Capital expenditures	(7,763)	(8,109)	(6,441)
Proceeds from the sale of our joint venture interest	5,059	—	—
(Premiums paid for) cash proceeds received from company-owned life insurance	(1,408)	1,077	—
Note receivable issued to our joint venture	(750)	(6,750)	—
Equity method investment	—	(500)	(9,000)
Net proceeds from the sale of assets held for sale	—	—	23,742
Cash (used in) provided by investing activities	(4,862)	(14,282)	8,301
Cash flows from financing activities:
Proceeds from credit facility	594,400	38,200	—
Payments on credit facility	(578,400)	(112,600)	—
Repurchases of common stock	(75,024)	(74,913)	(66,210)
Cash dividends	(27,562)	(24,027)	(20,120)
Other	(19)	(51)	(1,366)
Cash used in financing activities	(86,605)	(173,391)	(87,696)
Change in cash and cash equivalents	(2)	(96,868)	(6,497)
Cash and cash equivalents at beginning of year	121	96,989	103,486
Cash and cash equivalents at end of year	$119	$121	$96,989
The accompanying notes are an integral part of these consolidated financial statements.

	YEARS ENDED DECEMBER 31,
Supplemental Disclosure of Cash Flow Information	2023	2022	2021
Cash paid during the year for:
Income taxes	$28,616	$16,579	$24,277
Operating lease liabilities	5,232	6,992	7,468
Interest, net	897	885	2,453
Non-Cash Financing and Investing Transactions:
ROU assets obtained from operating leases	$4,378	$9,997	$5,098
Unsettled repurchases of common stock	920	974	181
Employee stock purchase plan	1,042	1,054	762
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform with the current period presentation.
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
Revenue is recognized when the control of the promised services is transferred to our customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities.
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
Flex Revenue
Substantially all of our Flex revenue is recognized over time as temporary staffing services and managed solutions are provided by our consultants at the contractually established bill rates, net of applicable variable consideration, such as customer rebates and discounts. Reimbursements of travel and out-of-pocket expenses ("billable expenses") are also recorded within Flex revenue when incurred and the equivalent amount of expense is recorded in Direct costs in the Consolidated Statements of Operations and Comprehensive Income. We recognize revenue in the amount of consideration to which we have the right to invoice when it corresponds directly to the services transferred to the customer and satisfied over time.
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
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional and services have been performed. Other than our trade receivable balance, we do not have any material contract assets as of December 31, 2023 and 2022.
We record a contract liability when we receive consideration from a customer prior to transferring services to the customer. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. We do not have any material contract liabilities as of December 31, 2023 and 2022.
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
Management evaluates tax positions taken or expected to be taken in our tax returns and records a liability (including interest and penalties) for uncertain tax positions. We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. The Company recognizes interest and penalties related to uncertain tax positions in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no significant uncertain income tax positions for the year ended December 31, 2023.
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

We estimate and recognize lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted.
Trade accounts receivable reserves as a percentage of gross trade receivables was less than 1% at both December 31, 2023 and 2022. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the year ended December 31, 2023.
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
Goodwill
Management has determined that the reporting units for the goodwill analysis is consistent with our reporting segments. We evaluate goodwill for impairment either through a qualitative or quantitative approach annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If we perform a quantitative assessment that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. Kforce determines the fair market value of each reporting unit based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (the “market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Changes in economic and operating conditions or changes in Kforce’s business strategies that occur after the annual impairment analysis may impact these assumptions and result in a future goodwill impairment charge, which could be material to our consolidated financial statements.
Equity Method Investment and Note Receivable
In June 2019, we entered into a joint venture whereby Kforce had a 50% noncontrolling interest in WorkLLama, which was accounted for as an equity method investment. Under the equity method, our carrying value included equity capital contributions, adjusted for our proportionate share of earnings or losses. We recorded a loss related to our equity method investment of $0.8 million and $3.8 million during the years ended December 31, 2023 and 2022, respectively.
During the year ended December 31, 2022, we recognized an impairment loss of the full balance of the equity method investment of $13.7 million, which was recorded in Other Expense, net in the Consolidated Statements of Operations and Comprehensive Income. Refer to Note 15 - “Fair Value Measurements” for more details on the impairment analysis of our equity method investment.
During the year ended December 31, 2022, Kforce executed a series of promissory notes (the “Note Receivable”) to our joint venture for a total of $6.8 million and recorded a credit loss of $1.9 million, resulting in a balance of $4.8 million at December 31, 2022. There were no payments received on the Note Receivable during the year ended December 31, 2022.
On February 23, 2023, Kforce received $6.0 million in exchange for the sale of our 50% noncontrolling interest in WorkLLama to an unaffiliated third party and in full settlement of the outstanding balance of the Note Receivable. These proceeds, net of customary transaction costs, amounted to $5.1 million and is presented in the investing section of the Consolidated Statements of Cash Flows.
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
Our lease terms range from two to eleven years with a limited number of leases containing short-term renewal provisions that range from month-to-month to one year and some containing options to renew or terminate.
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
Capitalized Software
Kforce purchases, develops and implements software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are included in Other assets, net in the accompanying Consolidated Balance Sheets. Amortization expense is computed using the straight-line method over the estimated useful lives of the software, which range from one to fifteen years. Amortization expense of capitalized software during the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $1.8 million and $1.7 million, respectively.
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $600 thousand in claims annually. Additionally, for all claim amounts exceeding $600 thousand, Kforce retains the risk of loss up to an annual aggregate loss of those claims of $280 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure, including the extent of outstanding claims and expected changes in health insurance costs.
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
For the years ended December 31, 2023, 2022 and 2021, there were 319 thousand, 449 thousand and 633 thousand common stock equivalents, respectively, included in the diluted WASO. For the years ended December 31, 2023, 2022 and 2021, there were 157 thousand, 292 thousand and 9 thousand, respectively, of anti-dilutive common stock equivalents.
Treasury Stock
The Board may authorize share repurchases of our common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into Federal law. The IRA provides for, among other things, a new U.S. Federal 1% nondeductible excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. For the year ended December 31, 2023, we recorded $0.4 million in excise tax related to the IRA, which was included in Treasury stock in the consolidated financial statements.
Derivative Instrument
Our interest rate swap derivative instruments were designated as cash flow hedges and recorded at fair value on the Consolidated Balance Sheets. The effective portion of the gain or loss on the derivative instruments are recorded as a component of Accumulated other comprehensive income, net of tax, and reclassified into earnings when the hedged items affect earnings and into the line item of the hedged item. Any ineffective portion of the gain or loss is recognized immediately into Other expense, net on the Consolidated Statements of Operations and Comprehensive Income. Cash flows from the derivative instrument are classified in the Consolidated Statements of Cash Flows in the same category as the hedged item. As of December 31, 2023 and 2022, the Firm did not have any outstanding interest rate swap derivative instruments.

Reportable Segments
Our segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker, our President and Chief Executive Officer, to determine resource allocation and assess performance. Based on services provided, Kforce’s reportable segments are Technology and FA.
We report our performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services and other direct operating expenses directly attributable to the reportable segment. We do not report total assets, or income from operations, separately by segment as our operations are largely combined.
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
Rabbi trust assets are primarily comprised of marketable equity securities and the fair values are based on unadjusted, quoted prices in active markets, which are considered Level 1.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill and the equity method investment. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
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
Accounting Standards Not Yet Adopted
In October 2023, the FASB issued guidance for disclosure improvements in accordance with the SEC’s simplification initiative. These amendments are intended to align FASB’s accounting standards and eliminate disclosures that are “redundant, duplicative, overlapping, outdated, or superseded.” The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are evaluating this new guidance, which may modify our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.
In December 2023, the FASB issued guidance intended to improve reportable segment disclosure requirements through enhancements for significant segment expenses. These amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption of this guidance is permitted and retrospective application is required. We are evaluating this new guidance, which may modify our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.
In December 2023, the FASB issued guidance for disclosure improvements for income taxes. These amendments require the disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption of this guidance is permitted for annual financial statements that have not yet been issued, with prospective application required. We are evaluating this new guidance, which may modify our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.

2. Reportable Segments
The following table provides information concerning the operations of our segments for the years ended December 31 (in thousands):

	Technology	FA	Total
2023
Revenue	$1,384,553	$147,203	$1,531,756
Gross profit	$369,396	$57,670	$427,066
Operating and other expenses			341,816
Income from operations, before income taxes			$85,250
2022
Revenue	$1,507,627	$203,138	$1,710,765
Gross profit	$421,922	$79,185	$501,107
Operating and other expenses			398,665
Income from operations, before income taxes			$102,442
2021
Revenue	$1,273,941	$305,981	$1,579,922
Gross profit	$355,971	$100,893	$456,864
Operating and other expenses			357,597
Income from operations, before income taxes			$99,267
3. Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the years ended December 31 (in thousands):

	Technology	FA	Total
2023
Flex revenue	$1,366,095	$127,679	$1,493,774
Direct Hire revenue	18,458	19,524	37,982
Total Revenue	$1,384,553	$147,203	$1,531,756
2022
Flex revenue	$1,476,055	$176,395	$1,652,450
Direct Hire revenue	31,572	26,743	58,315
Total Revenue	$1,507,627	$203,138	$1,710,765
2021
Flex revenue	$1,247,560	$282,597	$1,530,157
Direct Hire revenue	26,381	23,384	49,765
Total Revenue	$1,273,941	$305,981	$1,579,922
4. Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the years ended December 31, 2023 and 2022 (in thousands):

Allowance for credit losses, January 1, 2022	$1,729
Current period provision	(126)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(597)
Allowance for credit losses, December 31, 2022	1,006
Current period provision	768
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(668)
Allowance for credit losses, December 31, 2023	$1,106

The allowances on trade receivables presented in the Consolidated Balance Sheets include $0.5 million and $0.6 million for reserves unrelated to credit losses at December 31, 2023 and 2022, respectively.
5. Fixed Assets, Net
The following table presents major classifications of fixed assets and related useful lives (in thousands, except useful lives):

		DECEMBER 31,
	USEFUL LIFE	2023	2022
Furniture and equipment	2-10 years	$4,971	$5,553
Computer equipment	1-10 years	6,216	5,168
Leasehold improvements	1-10 years	7,672	9,624
Total fixed assets		18,859	20,345
Less accumulated depreciation		(9,441)	(11,698)
Total Fixed assets, net		$9,418	$8,647
Depreciation expense was $3.1 million, $2.7 million and $2.8 million during the years ended December 31, 2023, 2022 and 2021, respectively.
6. Income Taxes
The provision for income taxes consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
Current tax expense:
Federal	$16,530	$17,535	$15,617
State	5,998	6,400	5,765
Deferred tax expense	1,647	3,076	2,708
Total Income tax expense	$24,175	$27,011	$24,090
The provision for income taxes shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of Federal tax effect	6.0	5.4	5.0
Non-deductible compensation and meals and entertainment	2.3	2.5	2.2
Tax credits	(0.8)	(1.2)	(2.2)
Tax benefit from restricted stock vesting	(0.8)	(1.0)	(2.6)
Other	0.7	(0.3)	0.9
Effective tax rate	28.4%	26.4%	24.3%

The 2023 effective tax rate was unfavorably impacted by a lower Work Opportunity Tax Credit (“WOTC”), a lower tax benefit from the vesting of restricted stock and higher non-deductible expenses, as compared to 2022. The 2022 effective rate was unfavorably impacted by a lower WOTC and a lower tax benefit from the vesting of restricted stock as compared with 2021, which were partially offset by greater non-deductible compensation to certain executive officers pursuant to IRS Code Section 162(m).
Deferred tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2023	2022
Deferred tax assets:
Accounts receivable reserves	$382	$901
Accrued liabilities	1,345	2,855
Deferred compensation obligation	6,616	6,521
Stock-based compensation	1,475	902
Operating lease liabilities	4,071	5,411
Other	8	8
Deferred tax assets	13,897	16,598
Deferred tax liabilities:
Prepaid expenses	(367)	(359)
Fixed assets	(4,307)	(4,694)
Goodwill	(2,401)	(2,408)
ROU assets for operating leases	(3,684)	(4,397)
Partnership basis difference	—	46
Deferred tax liabilities	(10,759)	(11,812)
Valuation allowance	—	—
Total Deferred tax assets, net	$3,138	$4,786
In evaluating the realizability of Kforce’s deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. Management considers, among other things, the ability to generate future taxable income (including reversals of temporary differences and projections of future taxable income) during the periods in which the related temporary differences will become deductible.
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2020.
7. Other Assets, Net
Other assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2023	2022
Assets held in Rabbi Trust	$40,389	$31,976
ROU assets for operating leases, net	14,368	17,102
Capitalized software, net (1)	16,434	16,149
Deferred loan costs, net	658	881
Note Receivable, net (2)	—	4,825
Other non-current assets	4,075	4,838
Total Other assets, net	$75,924	$75,771
(1) Accumulated amortization of capitalized software was $37.6 million and $36.6 million as of December 31, 2023 and 2022, respectively.
(2) During the year ended December 31, 2022, Kforce executed the Note Receivable with our joint venture that amounted to $6.75 million and recorded a reserve of $1.9 million on the Note Receivable. In February 2023, Kforce sold our 50% noncontrolling interest in our joint venture and settled the outstanding balance of the Note Receivable. Refer to Note 1 - “Summary of Significant Accounting Policies” for more details on the Note Receivable issued to our joint venture.

8. Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2023, 2022 and 2021 (in thousands):

	Technology	FA	Total
Goodwill, gross amount	$156,391	$19,766	$176,157
Accumulated impairment losses	(139,357)	(11,760)	(151,117)
Goodwill, carrying value	$17,034	$8,006	$25,040
There was no impairment expense related to goodwill for each of the years ended December 31, 2023, 2022 and 2021.
Management performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2023 and 2022. For each of our reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. Based on the qualitative assessments, management determined that it was more likely than not that the fair values of the reporting units were more than the carrying values at December 31, 2023 and 2022. A deterioration in any of the assumptions could result in an impairment charge in the future.
9. Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	DECEMBER 31,
	2023	2022
Accounts payable	$42,842	$49,600
Accrued liabilities	8,699	11,552
Customer rebates payable	7,327	7,522
Deferred compensation payable	5,927	4,118
Total Accounts payable and other accrued liabilities	$64,795	$72,792

Payroll and benefits	$28,110	$41,506
Health insurance liabilities	3,727	3,481
Payroll taxes	1,705	2,633
Workers’ compensation liabilities	426	749
Total Accrued payroll costs	$33,968	$48,369
Our accounts payable balance includes vendor and third party payables.
10. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2023	2022
Deferred compensation plan	$42,025	$36,390
Operating lease liabilities	12,275	16,380
Other long-term liabilities	24	3
Total Other long-term liabilities	$54,324	$52,773
11. Operating Leases
The following table presents weighted-average terms for our operating leases:

	DECEMBER 31,
	2023	2022
Weighted-average discount rate	4.0%	2.6%
Weighted-average remaining lease term	6.5 years	6.8 years

The following table presents operating lease expense included in SG&A (in thousands):

	DECEMBER 31,
Lease Cost	2023	2022
Operating lease expense	$4,673	$6,279
Variable lease costs	1,093	965
Short-term lease expense	1,396	1,615
Sublease income	(189)	(205)
Total operating lease expense	$6,973	$8,654
The following table presents the maturities of operating lease liabilities as of December 31, 2023 (in thousands):

2024	$4,161
2025	3,198
2026	1,991
2027	1,766
2028	1,724
Thereafter	5,360
Total maturities of operating lease liabilities	18,200
Less: imputed interest	2,336
Total operating lease liabilities	$15,864
12. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains a qualified defined contribution 401(k) retirement savings plans for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board. Kforce accrued matching 401(k) contributions of $1.9 million and $2.1 million as of December 31, 2023 and 2022, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 18 thousand, 17 thousand, and 15 thousand shares of common stock at an average purchase price of $57.13, $63.37 and $51.10 per share during the years ended December 31, 2023, 2022 and 2021, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified upon retirement or termination of employment in Accounts payable and other accrued liabilities if payable within the next year, or in Other long-term liabilities if payable after the next year, in the accompanying Consolidated Balance Sheets. At December 31, 2023 and 2022, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $5.9 million and $4.1 million, respectively, and $42.0 million and $36.4 million was included in Other long-term liabilities at December 31, 2023 and 2022, respectively, in the Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, we recognized compensation expense for the plans of $1.3 million, $0.5 million and $1.1 million, respectively.

Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets held within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $40.4 million and $32.0 million as of December 31, 2023 and 2022, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2023, the life insurance policies had a net death benefit of $168.8 million.
Supplemental Executive Retirement Plan
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
Revolving credit loans under the Amended and Restated Credit Facility bears interest at a rate equal to (a) the Base Rate (as described below) plus the Applicable Margin (as described below) or (b) the LIBOR Rate plus the Applicable Margin. Swingline loans under the Amended and Restated Credit Facility bears interest at a rate equal to the Base Rate plus the Applicable Margin. The Base Rate is the highest of: (i) the Wells Fargo Bank, National Association prime rate, (ii) the federal funds rate plus 0.50% or (iii) one-month LIBOR plus 1.00%, and the LIBOR Rate is reserve-adjusted LIBOR for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Base Rate loans ranges from 0.125% to 0.500% and the Applicable Margin for LIBOR Rate loans ranges from 1.125% to 1.50%. The Firm pays a quarterly non-refundable commitment fee equal to the Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.20% and 0.30%.
The Firm is subject to certain affirmative and negative financial covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.50 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Amended and Restated Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (defined as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Amended and Restated Credit Facility. The total leverage ratio is defined pursuant to the Amended and Restated Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities in excess of $25.0 million over the last four quarters could be limited if (a) the total leverage ratio is greater than 3.00 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of December 31, 2023, we are in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.
In June 2023, Kforce entered into the First Amendment to the Amended and Restated Credit Facility, by and among Wells Fargo, as administrative agent, and the lenders and financial institutions from time to time party thereto, to replace the LIBOR-based benchmark interest rates with SOFR-based benchmark interest rates.
As of December 31, 2023 and 2022, $41.6 million and $25.6 million was outstanding on the Amended and Restated Credit Facility, respectively. Kforce had $1.2 million and $1.3 million of outstanding letters of credit at December 31, 2023 and 2022, respectively, which pursuant to the Amended and Restated Credit Facility, reduces the availability of the borrowing capacity.
14. Derivative Instrument and Hedging Activity
As of December 31, 2023 and 2022, the Firm did not have any outstanding interest rate swap derivative instruments.
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

The Firm used the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each Swap, plus the applicable interest margin under our Amended and Restated Credit Facility, was recorded in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
In May 2022, the Firm terminated Swap B in anticipation of paying the outstanding amount on the Amended and Restated Credit Facility, which was $100.0 million. At the termination of Swap B, the amount recorded in Accumulated other comprehensive income was recognized. We received proceeds of $4.1 million, which represented the gain and fair value of Swap B at the time of termination, and is included in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2022.
Both Swaps A and B were designated as cash flow hedges. The change in the fair value of the Swaps was previously recorded as a component of Accumulated other comprehensive income in the consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	December 31,
	2023	2022
Accumulated derivative instrument gain, beginning of year	$—	$823
Net change associated with current period hedging transactions	—	(823)
Accumulated derivative instrument gain, end of year	$—	$—
15. Fair Value Measurements
Nonrecurring Fair Values - Equity Method Investment
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs.
Events such as the impact of the COVID-19 pandemic (in 2020), a strategic repositioning of the joint venture to focus on providing its clients with an ability to directly source and engage talent on its platform (in 2021) and delays in WorkLLama’s ability to achieve its financial projections, despite continued demand for its technology platform, have resulted in the indicators of other-than-temporary impairments. When these events have occurred, we performed an impairment test utilizing the market and income approaches. For the income approach, we utilized estimated discounted future cash flows expected to be generated by WorkLLama. For the market approach, we utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments, including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. The fair value determination in our impairment tests is considered Level 3, due to the high sensitivity to changes in key assumptions, including, but not limited to, the discount rate that is applied to the financial projections. The fair value of the equity investment, determined by our previous impairment analysis, concluded that the fair value exceeded the carrying value.
During 2022, with the assistance of an independent financial advisor, WorkLLama and Kforce were pursuing the identification of a strategic partner to support WorkLLama’s future growth expectations and further invest in their technology platform. In the fourth quarter of 2022, Kforce made a strategic decision to focus on investing in the growth of its business and to pursue an exit of its equity stake in WorkLLama, which was an indicator of other-than-temporary impairment. In December 2022, WorkLLama executed a LOI with an independent third party whereby they would acquire WorkLLama and settle the outstanding debt, or a portion thereof, owed by WorkLLama to Kforce. This transaction closed on February 23, 2023. As a result of this transaction, Kforce no longer has any equity interest in WorkLLama. Management used this, combined with other facts and circumstances, to determine the fair value of the equity method investment and recognized an impairment loss of the full balance of the equity method investment as of December 31, 2022. The fair value of the equity method investment was measured using the best information available, including the economics of the transaction and management’s judgment, which are considered Level 3 inputs. The valuation technique utilized at December 31, 2022 changed based on the circumstances discussed above. During the year ended December 31, 2021, the Company did not record any impairments related to the equity method investment. Refer to Note 1 - “Summary of Significant Accounting Policies” for more details.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2023 and 2022.
16. Stock-Based Compensation
On April 20, 2023, the Kforce shareholders approved the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares reserved under the 2023 Plan is approximately $3.2 million. Grants of an option or SARs reduce the reserve by one share, while a restricted stock award reduces the reserve by 2.72 shares. The 2023 Plan terminates on April 20, 2033.

During the years ended December 31, 2023, 2022 and 2021, stock-based compensation expense was $17.7 million, $17.7 million and $14.0 million, respectively, and is included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations and Comprehensive Income. The related tax benefit for the years ended December 31, 2023, 2022 and 2021 was $4.8 million, $3.7 million and $4.1 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are primarily based on Kforce’s total shareholder return as compared to a predefined peer group. Restricted stock granted during the year ended December 31, 2023 will vest ratably over a period of one to ten years.
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
The following table presents the restricted stock activity for the years ended December 31, 2023 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2022	911	$54.42
Granted	309	$64.97
Forfeited/Canceled	(89)	$53.59
Vested	(333)	$49.18	$22,469
Outstanding at December 31, 2023	798	$60.80
The weighted-average grant date fair value of restricted stock granted was $64.97, $55.85 and $47.58 during the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of restricted stock vested was $22.5 million, $23.7 million and $33.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant and is amortized on a straight-line basis over the requisite service period. As of December 31, 2023, total unrecognized stock-based compensation expense related to restricted stock was $42.2 million, which will be recognized over a weighted-average remaining period of 4.3 years.
17. Commitments and Contingencies
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. As of December 31, 2023, these purchase commitments amounted to approximately $38.0 million and are expected to be paid as follows: $14.8 million in 2024; $7.8 million in 2025, $2.4 million in 2026, $2.4 million in 2027, $2.2 million in 2028, and $8.4 million in 2029 and beyond.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2023, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $1.2 million.
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At December 31, 2023, our liability would be approximately $30.3 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $11.4 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.

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
As previously reported, on December 17, 2019, Kforce Inc., et al., was served with a complaint brought in Superior Court of the State of California, Alameda County. Kathleen Wahrer, et al. v. Kforce Inc., et al., Case Number: RG19047269. Subsequent to December 31, 2023, the Court granted final approval of the parties’ settlement agreement. This matter is resolved and did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
As previously reported, on November 18, 2020, Kforce Inc., et al. was served with a complaint brought in the Superior Court of the State of California, San Diego County, which was subsequently amended on January 21, 2021, to add Kforce Flexible Solutions as a party. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case Number: 37-2020-00030994-CU-OE-CTL. The Court entered a written order granting final approval of the parties’ settlement agreement in March 2023, and the case has been dismissed. This matter is resolved and did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
As previously reported, on December 24, 2020, a complaint was filed against Kforce Inc., et al. in Superior Court of the State of California, Los Angeles County. Sydney Elliott-Brand, et al. v. Kforce Inc., et al., Case Number: 20STCV49193. On January 7, 2022, the lawsuit was amended to add Bernardo Buchsbaum and Josie Meister as plaintiffs and to add claims under PAGA and the Fair Labor Standards Act, 29 U.S.C. §§ 201, et seq. The Court entered a written order granting final approval of the parties’ settlement agreement in March 2023. This matter is resolved and did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
As previously reported, on December 11, 2020, a complaint was filed against Kforce and its client, Verity Health System of California (“Verity”) in the Superior Court of California, Los Angeles County, which was subsequently amended on February 19, 2021. Ramona Webb v. Kforce Flexible Solutions, LLC, et al., Case Number: 20STCV47529. The Court dismissed the representative PAGA action in May 2023, and the American Arbitration Association closed its file on Webb’s individual claims in June 2023. This matter is resolved and did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
As previously reported, on January 6, 2022, a complaint was filed against Kforce Inc. in the Superior Court of the State of California, Los Angeles County. Jessica Cook and Brianna Pratt, et al. v. Kforce Inc., Case Number: 22STCV00602. The Court entered a written order granting final approval of the parties’ settlement agreement in March 2023, and the case has been dismissed. This matter is resolved and did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
As previously reported, on January 6, 2022, a complaint was filed against Kforce Inc. in the United States District Court for the Middle District of Florida and was served on February 4, 2022. Sam Whiteman, et al. v. Kforce Inc., Case Number: 8:22-cv-00056. The Court granted final approval of the parties’ settlement agreement and the case was dismissed in February 2023. This matter is resolved and did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2023, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, those controls.
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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2023, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
ITEM 9B.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended December 31, 2023, none of the Firm’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Firm securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2023.

Our Commitment to Integrity applies to all of our directors, officers and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2023.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2023.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2023.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
a.The following documents are filed as part of this Report:
i.Financial Statements. The list of consolidated financial statements, and related notes thereto, along with the independent auditors’ report are set forth in Part IV of this report in the Index to Consolidated Financial Statements and Schedule presented below.
ii.Consolidated Financial Statements Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule presented below. This financial statement schedule should be read in conjunction with the consolidated financial statements and related notes thereto of Kforce.
Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
iii.Exhibits. See Item 15(b) below.
b.Exhibits. The exhibits listed on the Exhibit Index are incorporated by reference into this Item 15(b) and are a part of this report.
KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivable reserves	2021	$3,204	178	—	(1,040)	$2,342
	2022	$2,342	(170)	—	(597)	$1,575
	2023	$1,575	736	—	(668)	$1,643
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2
Description of the Company's Common Stock, par value $0.01 per share, incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 000-26058) filed with the SEC on February 21, 2020.

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

10.12*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Andrew G. Thomas, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 22, 2019.

10.13*	Kforce Inc. 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-231073) filed with the SEC on April 26, 2019.

Exhibit Number	Description

10.14*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.15*	Kforce Inc. 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-237957) filed with the SEC on May 1, 2020.

10.16*	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2020.

10.17*	Kforce Inc. 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-255480) filed with the SEC on April 23, 2021.

10.18*	Form of Restricted Stock Award Agreement under the 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2021.

10.19	Amended and Restated Credit Agreement, dated October 20, 2021, between Kforce Inc. and its subsidiaries and Wells Fargo Bank, National Association, and the other lenders thereto, incorporated by reference to the Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 22, 2021.

10.20*	Part-Time Employment Agreement, dated December 22, 2021, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Current Report on Form 8-K (File No. 000-26058) filed with SEC on December 23, 2021.

10.21*
Employment Agreement, dated February 22, 2023, between Kforce Inc. and Jeffrey B. Hackman, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 24, 2023.

10.22*	Kforce Inc. 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-271697) filed with the SEC on May 5, 2023.

10.23*
Form of Restricted Stock Award Agreement under the 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2023.

10.24
First Amendment to the Amended and Restated Credit Facility, dated June 8, 2023, by and among Kforce Inc., Wells Fargo Bank, National Association and the lenders and financial institutions from time to time party thereto, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on August 2, 2023.

10.25*
Form of Employee Restricted Stock Award Agreement under the 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 1, 2023.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation filed herewith.

101.1
The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

KFORCE INC.

Date: February 23, 2024	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2024	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 23, 2024	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 23, 2024	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Director

Date: February 23, 2024	By:	/s/ DERRICK D. BROOKS
Derrick D. Brooks
Director

Date: February 23, 2024	By:	/s/ CATHERINE H. CLOUDMAN
Catherine H. Cloudman
Director

Date: February 23, 2024	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 23, 2024	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 23, 2024	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 23, 2024	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 23, 2024	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director