Form 10-Q
period 2024-03-31
KFORCE INC
filed 2024-05-01
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding (in thousands) of the registrant’s common stock as of April 24, 2024 was 19,491.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance, including the possibility and potential effects of an economic recession on the Firm’s business; the impacts of SG&A deleveraging in connection with expected demand for the Firm’s services; our expectations regarding the future changes in revenue of each segment of our business; the impact of the economic environment on our business; our ability to control discretionary spending and decrease operating costs; the Firm’s commitment and ability to return significant capital to its shareholders; our ability to meet capital expenditure and working capital requirements of our operations; the intent and ability to declare and pay quarterly dividends; growth rates in temporary staffing; a constraint in the supply of consultants and candidates, or the Firm’s ability to attract such individuals; changes in client demand for our services and our ability to adapt to such changes; the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our ability to maintain compliance with our credit facility's covenants; potential government actions or changes in laws and regulations; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations and inflation, including related changes in government policies; financing needs or plans; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the MD&A and Risk Factors sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2024	2023
Revenue	$351,889	$405,997
Direct costs	256,639	292,021
Gross profit	95,250	113,976
Selling, general and administrative expenses	78,190	89,339
Depreciation and amortization	1,333	1,234
Income from operations	15,727	23,403
Other expense, net	656	1,045
Income from operations, before income taxes	15,071	22,358
Income tax expense	4,084	6,148
Net income	$10,987	$16,210

Earnings per share – basic	$0.59	$0.83
Earnings per share – diluted	$0.58	$0.82

Weighted average shares outstanding – basic	18,726	19,455
Weighted average shares outstanding – diluted	18,932	19,667
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$106	$119
Trade receivables, net of allowances of $1,670 and $1,643, respectively	236,923	233,428
Prepaid expenses and other current assets	9,146	10,912
Total current assets	246,175	244,459
Fixed assets, net	8,936	9,418
Other assets, net	82,800	75,924
Deferred tax assets, net	3,382	3,138
Goodwill	25,040	25,040
Total assets	$366,333	$357,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$59,415	$64,795
Accrued payroll costs	39,746	33,968
Current portion of operating lease liabilities	3,423	3,589
Income taxes payable	3,520	623
Total current liabilities	106,104	102,975
Long-term debt – credit facility	40,800	41,600
Other long-term liabilities	54,924	54,324
Total liabilities	201,828	198,899
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,455 and 73,462 issued, respectively	735	734
Additional paid-in capital	531,226	527,288
Retained earnings	528,795	525,222
Treasury stock, at cost; 53,968 and 53,941 shares, respectively	(896,251)	(894,164)
Total stockholders’ equity	164,505	159,080
Total liabilities and stockholders’ equity	$366,333	$357,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2023	73,462	$734	$527,288	$—	$525,222	53,941	$(894,164)	$159,080
Net income	—	—	—	—	10,987	—	—	10,987
Issuance for stock-based compensation and dividends, net of forfeitures	(7)	1	285	—	(286)	—	—	—
Stock-based compensation expense	—	—	3,501	—	—	—	—	3,501
Employee stock purchase plan	—	—	152	—	—	(3)	52	204
Dividends ($0.38 per share)	—	—	—	—	(7,128)	—	—	(7,128)
Repurchases of common stock	—	—	—	—	—	30	(2,139)	(2,139)
Balance, March 31, 2024	73,455	$735	$531,226	$—	$528,795	53,968	$(896,251)	$164,505

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2022	73,242	$732	$507,734	$6	$492,764	52,744	$(819,038)	$182,198
Net income	—	—	—	—	16,210	—	—	16,210
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	340	—	(341)	—	—	(1)
Stock-based compensation expense	—	—	4,326	—	—	—	—	4,326
Employee stock purchase plan	—	—	172	—	—	(5)	73	245
Dividends ($0.36 per share)	—	—	—	—	(7,003)	—	—	(7,003)
Repurchases of common stock	—	—	—	—	—	181	(10,244)	(10,244)
Other	—	—	—	(6)	—	—	—	(6)
Balance, March 31, 2023	73,247	$732	$512,572	$—	$501,630	52,920	$(829,209)	$185,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$10,987	$16,210
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(244)	1,301
Provision for credit losses	(40)	371
Depreciation and amortization	1,333	1,234
Stock-based compensation expense	3,501	4,326
Noncash lease expense	938	1,130
Loss on equity method investment	—	750
Other	404	50
(Increase) decrease in operating assets
Trade receivables, net	(3,456)	2,601
Other assets	(608)	243
Increase (decrease) in operating liabilities
Accrued payroll costs	5,982	(1,230)
Other liabilities	(5,628)	(7,930)
Cash provided by operating activities	13,169	19,056
Cash flows from investing activities:
Capital expenditures	(1,875)	(1,872)
Premiums paid for company-owned life insurance	(529)	—
Proceeds from the sale of our joint venture interest	—	5,059
Note receivable issued to our joint venture	—	(750)
Cash (used in) provided by investing activities	(2,404)	2,437
Cash flows from financing activities:
Proceeds from credit facility	107,600	174,200
Payments on credit facility	(108,400)	(177,500)
Repurchases of common stock	(2,848)	(11,126)
Cash dividends	(7,128)	(7,003)
Other	(2)	(14)
Cash used in financing activities	(10,778)	(21,443)
Change in cash and cash equivalents	(13)	50
Cash and cash equivalents, beginning of period	119	121
Cash and cash equivalents, end of period	$106	$171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flow Information	2024	2023
Cash Paid During the Period For:
Income taxes	$300	$5,108
Operating lease liabilities	1,297	1,303
Interest, net	614	248
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$1,152	$566
Employee stock purchase plan	204	245
Unsettled repurchases of common stock	200	—
Equipment and software additions included in accounts payable and other accrued liabilities	181	957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of our 2023 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2023, was derived from our audited Consolidated Balance Sheet as of December 31, 2023, as presented in our 2023 Annual Report on Form 10-K.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. References in this document to “Kforce,” the “Company,” the “Firm,” “management,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for credit losses; income taxes; self-insured liabilities for health insurance; and the impairment of goodwill. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Therefore, our accounting estimates and assumptions might change materially in future periods.
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
For the three months ended March 31, 2024 and 2023, 206 thousand and 212 thousand common stock equivalents were included in the diluted WASO, respectively. For the three months ended March 31, 2024 and 2023, there were 1 thousand and 264 thousand anti-dilutive common stock equivalents, respectively.

Note B - Reportable Segments
The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended March 31,
2024
Revenue	$322,084	$29,805	$351,889
Gross profit	$84,037	$11,213	$95,250
Operating and other expenses			$80,179
Income from operations, before income taxes			$15,071
2023
Revenue	$364,844	$41,153	$405,997
Gross profit	$98,411	$15,565	$113,976
Operating and other expenses			$91,618
Income from operations, before income taxes			$22,358

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended March 31,
2024
Revenue by type:
Flex revenue	$318,514	$26,210	$344,724
Direct Hire revenue	3,570	3,595	7,165
Total Revenue	$322,084	$29,805	$351,889
2023
Revenue by type:
Flex revenue	$359,524	$36,008	$395,532
Direct Hire revenue	5,320	5,145	10,465
Total Revenue	$364,844	$41,153	$405,997

Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the three months ended March 31, 2024 (in thousands):

Allowance for credit losses, January 1, 2024	$1,106
Current period provision	(40)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(61)
Allowance for credit losses, March 31, 2024	$1,005
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.7 million and $0.5 million at March 31, 2024 and December 31, 2023, respectively, for reserves unrelated to credit losses.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Assets held in Rabbi Trust	$44,025	$40,389
Capitalized software, net (1)	20,620	16,434
ROU assets for operating leases, net	14,504	14,368
Deferred loan costs, net	598	658
Other non-current assets	3,053	4,075
Total Other assets, net	$82,800	$75,924
(1) Accumulated amortization of capitalized software was $39.6 million and $37.6 million as of March 31, 2024 and December 31, 2023, respectively.
Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and other accrued liabilities:
Accounts payable	$43,202	$42,842
Deferred compensation payable	6,746	5,927
Accrued liabilities	5,691	8,699
Customer rebates payable	3,776	7,327
Total Accounts payable and other accrued liabilities	$59,415	$64,795
Accrued payroll costs:
Payroll and benefits	$31,075	$28,110
Payroll taxes	4,329	1,705
Health insurance liabilities	3,809	3,727
Workers’ compensation liabilities	533	426
Total Accrued payroll costs	$39,746	$33,968
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
As of March 31, 2024 and December 31, 2023, $40.8 million and $41.6 million was outstanding under the Amended and Restated Credit Facility, respectively. As of March 31, 2024, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred compensation payable	$42,519	$42,025
Operating lease liabilities	12,383	12,275
Other long-term liabilities	22	24
Total Other long-term liabilities	$54,924	$54,324

Note I - Stock-based Compensation
The following table presents the restricted stock activity for the three months ended March 31, 2024 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2023	798	$60.80
Granted	5	$60.01
Forfeited	(12)	$51.32
Vested	(6)	$23.80	$437
Outstanding at March 31, 2024	785	$61.24
As of March 31, 2024, total unrecognized stock-based compensation expense related to restricted stock was $38.1 million, which is expected to be recognized over a weighted-average remaining period of 4.1 years.
During the three months ended March 31, 2024 and 2023, stock-based compensation expense was $3.5 million and $4.3 million, respectively, and is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.

Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At March 31, 2024, our liability would be approximately $30.4 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $11.5 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2024, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the three months ended March 31, 2024 decreased 13.3% to $351.9 million from $406.0 million in the comparable period in 2023. Revenue decreased 11.7% and 27.6% for Technology and FA, respectively, primarily driven by the ongoing macroeconomic uncertainty.
•Flex revenue for the three months ended March 31, 2024 decreased 12.8% to $344.7 million from $395.5 million in the comparable period in 2023. Flex revenue decreased 11.4% for Technology and 27.2% for FA.
•Direct Hire revenue for the three months ended March 31, 2024 decreased 31.5% to $7.2 million from $10.5 million in the comparable period in 2023.
•Gross profit margin for the three months ended March 31, 2024 decreased 100 basis points to 27.1% from 28.1% in the comparable period in 2023, primarily due to a decline in the mix of Direct Hire revenue and Technology Flex gross profit margins.
•Flex gross profit margin for the three months ended March 31, 2024 decreased 60 basis points to 25.6% from 26.2% in the comparable period in 2023, primarily due to a tighter pricing environment.
•SG&A expenses as a percentage of revenue for the three months ended March 31, 2024, increased to 22.2% from 22.0% in the comparable period in 2023.
•Net income for the three months ended March 31, 2024 decreased 32.2% to $11.0 million, or $0.58 per share, from $16.2 million, or $0.82 per share, for the three months ended March 31, 2023.
•The Firm returned $9.1 million of capital to our shareholders in the form of open market repurchases totaling $2.0 million and quarterly dividends totaling $7.1 million during the three months ended March 31, 2024.
•Cash provided by operating activities was $13.2 million during the three months ended March 31, 2024, as compared to $19.1 million for the three months ended March 31, 2023.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. As of March 31, 2024, Kforce employed approximately 1,800 associates and had approximately 8,100 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other large companies.
Our results continue to be negatively impacted by the ongoing macroeconomic uncertainty, including inflation and interest rate levels. There are also significant geopolitical concerns including, but not limited to, U.S. political uncertainties (including the upcoming presidential election), ongoing supply chain issues, and the conflicts between Ukraine-Russia and Israel-Hamas (and more recently Israel-Iran), and any escalations thereof. While it has largely been anticipated that the U.S. economy would fall into a recession given the aggressive rate increases by the Federal Reserve (beginning in March 2022) to combat significant inflation, among other indicators, U.S. real gross domestic product (“GDP”) growth continues to be positive.
Based on data published by the U.S. Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate increased slightly to 3.8% in March 2024 compared to 3.7% in December 2023. In the latest U.S. staffing industry forecast published by SIA in April 2024, the technology temporary staffing industry and finance and accounting temporary staffing industry are both estimated to decline 3% in 2024. For 2025, technology temporary staffing is estimated to grow 5% and finance and accounting temporary staffing is expected to remain flat year over year.
Operating Results - Three Months Ended March 31, 2024 and 2023
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue by segment:
Technology	91.5%	89.9%
FA	8.5	10.1
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	98.0%	97.4%
Direct Hire	2.0	2.6
Total Revenue	100.0%	100.0%
Gross profit	27.1%	28.1%
Selling, general and administrative expenses	22.2%	22.0%
Depreciation and amortization	0.4%	0.3%
Income from operations	4.5%	5.8%
Income from operations, before income taxes	4.3%	5.5%
Net income	3.1%	4.0%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended March 31,
	2024	Increase (Decrease)	2023
Technology
Flex revenue	$318,514	(11.4)%	$359,524
Direct Hire revenue	3,570	(32.9)%	5,320
Total Technology revenue	$322,084	(11.7)%	$364,844
FA
Flex revenue	$26,210	(27.2)%	$36,008
Direct Hire revenue	3,595	(30.1)%	5,145
Total FA revenue	$29,805	(27.6)%	$41,153

Total Flex revenue	$344,724	(12.8)%	$395,532
Total Direct Hire revenue	7,165	(31.5)%	10,465
Total Revenue	$351,889	(13.3)%	$405,997
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce and billable to our clients.
Technology Flex revenue decreased during the three months ended March 31, 2024 by 11.4%, as compared to the same period in 2023, primarily driven by a decrease in consultants on assignment. Following a slower than expected start to the first quarter of 2024, our leading indicators began to improve in late January 2024, which led to consistent growth in the number of consultants on assignment throughout March 2024. As a result, we expect revenue in our Technology Flex business to increase in the low single digits sequentially and decrease in the mid single digits year-over-year.
Our FA segment experienced a decrease in Flex revenue of 27.2% during the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by a decrease in consultants on assignment. Our average bill rates improved by 6.2% for the three months ended March 31, 2024, as compared to the same period in 2023. In the second quarter, we expect FA Flex revenues to decrease in the high single digits sequentially and in the mid 20% range year-over-year.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2024 vs. March 31, 2023
Key Drivers - Increase (Decrease)	Technology	FA
Volume - hours billed	$(42,423)	$(11,341)
Bill rate	1,370	1,518
Billable expenses	43	25
Total change in Flex revenue	$(41,010)	$(9,798)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended March 31,
	2024	Increase (Decrease)	2023
Technology	3,555	(11.8)%	4,032
FA	512	(31.6)%	748
Total Flex hours billed	4,067	(14.9)%	4,780
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 31.5% during the three months ended March 31, 2024, as compared to the same period in 2023, which was primarily driven by a decrease in placements.

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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2024	Increase (Decrease)	2023
Technology	26.1%	(3.3)%	27.0%
FA	37.6%	(0.5)%	37.8%
Total gross profit percentage	27.1%	(3.6)%	28.1%
The total gross profit percentage for the three months ended March 31, 2024 decreased 100 basis points, as compared to the same period in 2023, primarily due to a decline in the mix of Direct Hire revenue and Technology Flex gross profit margins.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2024	Increase (Decrease)	2023
Technology	25.3%	(2.3)%	25.9%
FA	29.1%	0.7%	28.9%
Total Flex gross profit percentage	25.6%	(2.3)%	26.2%
Our Flex gross profit percentage decreased 60 basis points for the three months ended March 31, 2024, as compared to the same period in 2023.
•Technology Flex gross profit margins decreased 60 basis points for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a tighter pricing environment. On a sequential basis, Technology Flex gross profit margins declined 10 basis points as a result of seasonal payroll tax increases, which was partially offset by lower healthcare costs. We expect Technology Flex gross profit margins for the second quarter of 2024 to increase sequentially due to lower seasonal payroll taxes.
•FA Flex gross profit margins increased 20 basis points for the three months ended March 31, 2024, as compared to the same period in 2023. The increase for the three months ended March 31, 2024 is primarily due to lower healthcare costs, which were partially offset by a tighter pricing environment. We expect FA Flex gross profit margins for the second quarter of 2024 to remain stable sequentially.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2024 vs. March 31, 2023
Key Drivers - Increase (Decrease)	Technology	FA
Revenue impact (volume)	$(10,619)	$(2,835)
Profitability impact (rate)	(2,005)	34
Total change in Flex gross profit	$(12,624)	$(2,801)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A expenses represented 83.9% for the three months ended March 31, 2024, as compared to 84.6% for the comparable period in 2023. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents certain components of SG&A expenses as a percentage of total revenue for the three months ended March 31 (in thousands):

	2024	% of Revenue	2023	% of Revenue
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$65,609	18.6%	$75,615	18.6%
Other (1)	12,581	3.6%	13,724	3.4%
Total SG&A	$78,190	22.2%	$89,339	22.0%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office related expense, and certain other expenses.
SG&A expenses as a percentage of revenue increased 20 basis points for the three months ended March 31, 2024, as compared to the same period in 2023. While we have gained leverage in areas of variable compensation due to the lower revenue and gross profit levels and through our organizational realignment activities in 2023, as well as other actions taken to align our costs to the lower revenue levels, we are experiencing a degree of SG&A deleverage as we look to retain our most productive and tenured associates to best position the Firm for an improved demand environment in the future. We also experienced an increase in technology-related expenditures during the three months ended March 31, 2024.
We continue to prioritize investments in our strategic initiatives, including our integrated strategy, nearshore and offshore delivery capabilities and our back-office transformation program. We are continuing to exercise tight discretionary spend control and take appropriate actions to generate cost efficiencies.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended March 31,
	2024	Increase (Decrease)	2023
Fixed asset depreciation	$800	26.2%	$634
Capitalized software amortization	533	(11.2)%	600
Total Depreciation and amortization	$1,333	8.0%	$1,234
Other Expense, Net. Other expense, net for the three months ended March 31, 2024 and 2023 was $0.7 million and $1.0 million, respectively. Other expense, net primarily includes interest expense related to outstanding borrowings under our Amended and Restated Credit Facility. During the three months ended March 31, 2023, this balance also includes our proportionate share of losses related to our equity method investment of $0.8 million. On February 23, 2023, Kforce sold its 50% noncontrolling interest in our joint venture to an unaffiliated third party.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) for the three months ended March 31, 2024 and 2023 was 27.1% and 27.5%, respectively. The primary differences between the U.S. statutory rate and our effective tax rate are related to nondeductible items such as Internal Revenue Code Section 162(m).

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

	Year-Over-Year Growth Rates (As Reported)
	2024	2023
	Q1	Q4	Q3	Q2	Q1
Technology Flex	(11.4)%	(11.1)%	(12.5)%	(7.8)%	2.2%
FA Flex	(27.2)%	(28.0)%	(26.9)%	(27.3)%	(28.2)%
Total Flex revenue	(12.8)%	(12.8)%	(13.9)%	(9.8)%	(1.6)%

	Year-Over-Year Growth Rates (As Adjusted)
	2024	2023
	Q1	Q4	Q3	Q2	Q1
Billing Days	64	61	63	64	64
Technology Flex	(11.4)%	(11.1)%	(11.1)%	(7.8)%	2.2%
FA Flex	(27.2)%	(28.0)%	(25.7)%	(27.3)%	(28.2)%
Total Flex revenue	(12.8)%	(12.8)%	(12.5)%	(9.8)%	(1.6)%

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

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$13,169	$19,056
Capital expenditures	(1,875)	(1,872)
Free cash flow	11,294	17,184
Change in debt	(800)	(3,300)
Repurchases of common stock	(2,848)	(11,126)
Cash dividends	(7,128)	(7,003)
Premiums paid for company-owned life insurance	(529)	—
Proceeds from the sale of our joint venture interest	—	5,059
Note receivable issued to our joint venture	—	(750)
Other	(2)	(14)
Change in cash and cash equivalents	$(13)	$50

Adjusted EBITDA. “Adjusted EBITDA,” a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense, loss from equity method investment and certain other items. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
In addition, although we excluded stock-based compensation expense because it is a non-cash expense, we expect to continue to incur stock-based compensation expense in the future and the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our shareholder ownership interest. We suggest that you evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	2024	2023
Three Months Ended March 31,
Net income	$10,987	$16,210
Depreciation and amortization	1,333	1,234
Stock-based compensation expense	3,501	4,326
Interest expense, net	655	296
Income tax expense	4,084	6,148
Loss from equity method investment	—	750
Other	—	(235)
Adjusted EBITDA	$20,560	$28,729

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and borrowings under our credit facility. At March 31, 2024 and December 31, 2023, we had $40.8 million and $41.6 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $158.2 million and $157.2 million, respectively, subject to certain covenants. At March 31, 2024, Kforce had $140.1 million in working capital compared to $141.5 million at December 31, 2023.
Cash Flows
We are principally focused on generating positive cash flows from operating activities, investing in our business to sustain our long-term growth and profitability objectives, and returning capital to our shareholders through our quarterly dividends and common stock repurchase program.
Cash provided by operating activities was $13.2 million during the three months ended March 31, 2024, as compared to $19.1 million during the three months ended March 31, 2023. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels and collections on trade receivables, partially offset by the timing of payments.
Cash used in investing activities during the three months ended March 31, 2024 was $2.4 million and primarily consisted of cash used for capital expenditures of $1.9 million. Cash provided by investing activities was $2.4 million during the three months ended March 31, 2023, and primarily consisted of the proceeds from the sale of our joint venture interest of $5.1 million, partially offset by cash used for capital expenditures of $1.9 million.
Cash used in financing activities was $10.8 million during the three months ended March 31, 2024, compared to $21.4 million during the three months ended March 31, 2023. The change was primarily driven by a decrease in repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Three Months Ended March 31,
	2024	2023
Open market repurchases	$2,720	$10,985
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	128	141
Total cash flow impact of common stock repurchases	$2,848	$11,126
Cash paid in current year for settlement of prior year repurchases	$920	$974
During the three months ended March 31, 2024 and 2023, Kforce declared and paid quarterly dividends of $7.1 million ($0.38 per share) and $7.0 million ($0.36 per share), respectively, which represents a 6% increase on a per share basis. While the Firm’s Board of Directors (the “Board”) has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, operating cash flows and available borrowings under our Amended and Restated Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months, and the foreseeable future, and give us the flexibility to continue returning significant capital to our shareholders. However, a material deterioration in the economic environment or market conditions, among other things, could adversely affect operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for capital expenditures, investments, additional common stock repurchases or dividends.
Credit Facility
On October 20, 2021, the Firm entered into the Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. As of March 31, 2024, $40.8 million was outstanding and $158.2 million was available on our Amended and Restated Credit Facility, and as of December 31, 2023, $41.6 million was outstanding. As of March 31, 2024, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility as described in our 2023 Annual Report on Form 10-K, and currently expect that we will be able to maintain compliance with these covenants.
Stock Repurchases
In February 2024, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the three months ended March 31, 2024, Kforce repurchased approximately 29 thousand shares of common stock on the open market at a total cost of approximately $2.0 million, and $98.0 million remained available for further repurchases under the Board-authorized common stock repurchase program at March 31, 2024.

Contractual Obligations and Commitments
Other than the changes described below and elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.
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
NEW ACCOUNTING STANDARDS
Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data in our 2023 Annual Report on Form 10-K, for a discussion of new accounting standards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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
ITEM 1A. RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Board authorized stock repurchase plan (the “Plan”) are subject to certain price, market, volume and timing constraints, which are specified in the Plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 to January 31, 2024	—	$—	—	$41,731,977
February 1, 2024 to February 29, 2024	1,854	$69.18	—	$100,000,000
March 1, 2024 to March 31, 2024	28,640	$69.84	28,640	$97,999,764
Total	30,494	$69.80	28,640	$97,999,764
(1) Includes 1,854 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period February 1, 2024 to February 29, 2024.
(2) In February 2024, the Board approved a change in our stock repurchase authorization increasing the available authorization to $100.0 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended March 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended March 31, 2024, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	May 1, 2024	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)