Form 10-Q
period 2024-06-30
KFORCE INC
filed 2024-07-31
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-42104
_________________________________________________________________

Kforce Inc.
Exact name of registrant as specified in its charter
_______________________________________________________________

Florida	59-3264661
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

1150 Assembly Drive, Suite 500, Tampa, Florida	33607
Address of principal executive offices	Zip Code
Registrant’s telephone number, including area code: (813) 552-5000
 _______________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KFRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding (in thousands) of the registrant’s common stock as of July 24, 2024 was 19,379.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” the “Firm,” “management,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance, including the possibility and potential effects of an economic recession on the Firm’s business; the impacts of SG&A deleveraging in connection with expected demand for the Firm’s services; our expectations regarding the effects of our strategic investments on operating margins; our expectations regarding the future changes in revenue of each segment of our business; the impact of the economic environment on our business; our ability to control discretionary spending and decrease operating costs; the Firm’s commitment and ability to return significant capital to its shareholders; our ability to meet capital expenditure and working capital requirements of our operations; the intent and ability to declare and pay quarterly dividends; growth rates in temporary staffing; a constraint in the supply of consultants and candidates, or the Firm’s ability to attract such individuals; changes in client demand for our services and our ability to adapt to such changes; the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our ability to maintain compliance with our credit facility's covenants; potential government actions or changes in laws and regulations; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations and inflation, including related changes in government policies; financing needs or plans; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the MD&A and Risk Factors sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$356,318	$389,190	$708,207	$795,187
Direct costs	257,345	278,924	513,984	570,945
Gross profit	98,973	110,266	194,223	224,242
Selling, general and administrative expenses	77,718	82,993	155,908	172,332
Depreciation and amortization	1,555	1,340	2,888	2,574
Income from operations	19,700	25,933	35,427	49,336
Other expense, net	504	313	1,160	1,358
Income from operations, before income taxes	19,196	25,620	34,267	47,978
Income tax expense	5,039	7,046	9,123	13,194
Net income	$14,157	$18,574	$25,144	$34,784

Earnings per share – basic	$0.76	$0.96	$1.34	$1.79
Earnings per share – diluted	$0.75	$0.95	$1.33	$1.77

Weighted average shares outstanding – basic	18,696	19,341	18,711	19,398
Weighted average shares outstanding – diluted	18,886	19,611	18,903	19,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$110	$119
Trade receivables, net of allowances of $1,646 and $1,643, respectively	230,714	233,428
Prepaid expenses and other current assets	8,310	10,912
Total current assets	239,134	244,459
Fixed assets, net	8,526	9,418
Other assets, net	85,386	75,924
Deferred tax assets, net	4,599	3,138
Goodwill	25,040	25,040
Total assets	$362,685	$357,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$58,359	$64,795
Accrued payroll costs	39,589	33,968
Current portion of operating lease liabilities	3,384	3,589
Income taxes payable	1,499	623
Total current liabilities	102,831	102,975
Long-term debt – credit facility	36,700	41,600
Other long-term liabilities	56,534	54,324
Total liabilities	196,065	198,899
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,479 and 73,462 issued, respectively	735	734
Additional paid-in capital	535,161	527,288
Retained earnings	535,565	525,222
Treasury stock, at cost; 54,104 and 53,941 shares, respectively	(904,841)	(894,164)
Total stockholders’ equity	166,620	159,080
Total liabilities and stockholders’ equity	$362,685	$357,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2023	73,462	$734	$527,288	$—	$525,222	53,941	$(894,164)	$159,080
Net income	—	—	—	—	10,987	—	—	10,987
Issuance for stock-based compensation and dividends, net of forfeitures	(7)	1	285	—	(286)	—	—	—
Stock-based compensation expense	—	—	3,501	—	—	—	—	3,501
Employee stock purchase plan	—	—	152	—	—	(3)	52	204
Dividends ($0.38 per share)	—	—	—	—	(7,128)	—	—	(7,128)
Repurchases of common stock	—	—	—	—	—	30	(2,139)	(2,139)
Balance, March 31, 2024	73,455	735	531,226	—	528,795	53,968	(896,251)	164,505
Net income	—	—	—	—	14,157	—	—	14,157
Issuance for stock-based compensation and dividends, net of forfeitures	24	—	286	—	(286)	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	—	—	3,498
Employee stock purchase plan	—	—	151	—	—	(3)	51	202
Dividends ($0.38 per share)	—	—	—	—	(7,101)	—	—	(7,101)
Repurchases of common stock	—	—	—	—	—	139	(8,641)	(8,641)
Balance, June 30, 2024	73,479	$735	$535,161	$—	$535,565	54,104	$(904,841)	$166,620

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2022	73,242	$732	$507,734	$6	$492,764	52,744	$(819,038)	$182,198
Net income	—	—	—	—	16,210	—	—	16,210
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	340	—	(341)	—	—	(1)
Stock-based compensation expense	—	—	4,326	—	—	—	—	4,326
Employee stock purchase plan	—	—	172	—	—	(5)	73	245
Dividends ($0.36 per share)	—	—	—	—	(7,003)	—	—	(7,003)
Repurchases of common stock	—	—	—	—	—	181	(10,244)	(10,244)
Other	—	—	—	(6)	—	—	—	(6)
Balance, March 31, 2023	73,247	732	512,572	—	501,630	52,920	(829,209)	185,725
Net income	—	—	—	—	18,574	—	—	18,574
Issuance for stock-based compensation and dividends, net of forfeitures	32	—	322	—	(322)	—	—	—
Stock-based compensation expense	—	—	4,309	—	—	—	—	4,309
Employee stock purchase plan	—	—	219	—	—	(5)	77	296
Dividends ($0.36 per share)	—	—	—	—	(6,945)	—	—	(6,945)
Repurchases of common stock	—	—	—	—	—	248	(14,341)	(14,341)
Balance, June 30, 2023	73,279	$732	$517,422	$—	$512,937	53,163	$(843,473)	$187,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$25,144	$34,784
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(1,461)	2,006
Provision for credit losses	(17)	454
Depreciation and amortization	2,888	2,574
Stock-based compensation expense	6,999	8,635
Noncash lease expense	1,848	1,803
Loss on equity method investment	—	750
Other	(993)	368
(Increase) decrease in operating assets
Trade receivables, net	2,730	19,148
Other assets	(395)	2,461
Increase (decrease) in operating liabilities
Accrued payroll costs	6,027	(8,414)
Other liabilities	(8,665)	(24,138)
Cash provided by operating activities	34,105	40,431
Cash flows from investing activities:
Capital expenditures	(4,979)	(4,950)
Proceeds from company-owned life insurance	2,377	—
Premiums paid for company-owned life insurance	(1,150)	(193)
Proceeds from the sale of our joint venture interest	—	5,059
Note receivable issued to our joint venture	—	(750)
Cash used in investing activities	(3,752)	(834)
Cash flows from financing activities:
Proceeds from credit facility	141,600	342,500
Payments on credit facility	(146,500)	(343,500)
Repurchases of common stock	(11,229)	(24,614)
Cash dividends	(14,229)	(13,947)
Other	(4)	(10)
Cash used in financing activities	(30,362)	(39,571)
Change in cash and cash equivalents	(9)	26
Cash and cash equivalents, beginning of period	119	121
Cash and cash equivalents, end of period	$110	$147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flow Information	2024	2023
Cash Paid During the Period For:
Income taxes	$8,593	$16,547
Operating lease liabilities	2,485	2,541
Interest, net	1,097	233
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$1,825	$773
Employee stock purchase plan	406	541
Unsettled repurchases of common stock	400	726
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
Our quarterly operating results are affected by the seasonality of our clients’ businesses and changes in holiday and vacation days taken. In addition, we typically experience higher costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which adversely affects our gross profit and overall profitability relative to the remainder of the fiscal year. As such, the results of operations for any interim period may be impacted by these factors, among others, and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for credit losses; income taxes; self-insured liabilities for health insurance; and the impairment of goodwill. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates. Therefore, our accounting estimates and assumptions may change materially in future periods.
Earnings per Share
Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per share is computed by dividing net income by diluted WASO. Diluted WASO includes the effect of potentially dilutive securities, such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

The following table provides information on potentially dilutive securities (in thousands):

	2024	2023
Three Months Ended June 30,
Common stock equivalents	190	270
Anti-dilutive common stock equivalents	7	201
Six Months Ended June 30,
Common stock equivalents	192	240
Anti-dilutive common stock equivalents	4	235

Note B - Reportable Segments
The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended June 30,
2024
Revenue	$327,874	$28,444	$356,318
Gross profit	$87,897	$11,076	$98,973
Operating and other expenses			$79,777
Income from operations, before income taxes			$19,196
2023
Revenue	$352,025	$37,165	$389,190
Gross profit	$95,485	$14,781	$110,266
Operating and other expenses			$84,646
Income from operations, before income taxes			$25,620

Six Months Ended June 30,
2024
Revenue	$649,958	$58,249	$708,207
Gross profit	$171,934	$22,289	$194,223
Operating and other expenses			$159,956
Income from operations, before income taxes			$34,267
2023
Revenue	$716,869	$78,318	$795,187
Gross profit	$193,896	$30,346	$224,242
Operating and other expenses			$176,264
Income from operations, before income taxes			$47,978

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended June 30,
2024
Flex revenue	$324,064	$24,720	$348,784
Direct Hire revenue	3,810	3,724	7,534
Total Revenue	$327,874	$28,444	$356,318
2023
Flex revenue	$346,326	$32,144	$378,470
Direct Hire revenue	5,699	5,021	10,720
Total Revenue	$352,025	$37,165	$389,190

Six Months Ended June 30,
2024
Flex revenue	$642,578	$50,930	$693,508
Direct Hire revenue	7,380	7,319	14,699
Total Revenue	$649,958	$58,249	$708,207
2023
Flex revenue	$705,850	$68,152	$774,002
Direct Hire revenue	11,019	10,166	21,185
Total Revenue	$716,869	$78,318	$795,187

Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the six months ended June 30, 2024 (in thousands):

Allowance for credit losses, January 1, 2024	$1,106
Current period provision	(17)
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(105)
Allowance for credit losses, June 30, 2024	$984
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.7 million and $0.5 million at June 30, 2024 and December 31, 2023, respectively, for reserves unrelated to credit losses.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Assets held in Rabbi Trust	$45,803	$40,389
Capitalized software, net (1)	22,468	16,434
ROU assets for operating leases, net	14,323	14,368
Deferred loan costs, net	539	658
Other non-current assets	2,253	4,075
Total Other assets, net	$85,386	$75,924
(1) Accumulated amortization of capitalized software was $40.3 million and $37.6 million as of June 30, 2024 and December 31, 2023, respectively.
Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$42,392	$42,842
Deferred compensation payable	6,962	5,927
Accrued liabilities	5,047	8,699
Customer rebates payable	3,958	7,327
Total Accounts payable and other accrued liabilities	$58,359	$64,795

Payroll and benefits	$33,276	$28,110
Health insurance liabilities	3,576	3,727
Payroll taxes	2,134	1,705
Workers’ compensation liabilities	603	426
Total Accrued payroll costs	$39,589	$33,968
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
As of June 30, 2024 and December 31, 2023, $36.7 million and $41.6 million was outstanding under the Amended and Restated Credit Facility, respectively. As of June 30, 2024, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred compensation payable - long term	$44,325	$42,025
Operating lease liabilities	12,190	12,275
Other long-term liabilities	19	24
Total Other long-term liabilities	$56,534	$54,324

Note I - Stock-Based Compensation
The following table presents the restricted stock activity for the six months ended June 30, 2024 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2023	798	$60.80
Granted	32	$63.06
Forfeited	(16)	$52.94
Vested	(39)	$43.76	$2,559
Outstanding at June 30, 2024	775	$61.92
As of June 30, 2024, total unrecognized stock-based compensation expense related to restricted stock was $35.8 million, which is expected to be recognized over a weighted-average remaining period of 4.0 years.
During the three and six months ended June 30, 2024, stock-based compensation expense was $3.5 million and $7.0 million, respectively. During the three and six months ended June 30, 2023, stock-based compensation expense was $4.3 million and $8.6 million, respectively. Stock-based compensation is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.
Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At June 30, 2024, our liability would be approximately $30.4 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $11.5 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
Litigation
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business, and we have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable, or the amount of loss cannot be reasonably estimated. The outcome of any litigation is inherently uncertain, but we do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our unaudited condensed consolidated financial statements; however, if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to additional liabilities that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance that insures us against workers’ compensation, personal and bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2024, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the six months ended June 30, 2024 decreased 10.9% to $708.2 million from $795.2 million in the comparable period in 2023. Revenue decreased 9.3% and 25.6% for Technology and FA, respectively, primarily driven by the ongoing macroeconomic uncertainty.
•Flex revenue for the six months ended June 30, 2024 decreased 10.4% to $693.5 million from $774.0 million in the comparable period in 2023. Flex revenue decreased 9.0% for Technology and 25.3% for FA. These decreases were driven by a decrease in the number of consultants on assignment.
•Direct Hire revenue for the six months ended June 30, 2024 decreased 30.6% to $14.7 million from $21.2 million in the comparable period in 2023.
•Gross profit margin for the six months ended June 30, 2024 decreased 80 basis points to 27.4% from 28.2% in the comparable period in 2023 as a result of a decline in Direct Hire mix and a decline in Flex gross profit margin.
•Flex gross profit margin for the six months ended June 30, 2024 decreased 30 basis points to 25.9% from 26.2% in the comparable period in 2023.
•SG&A expenses as a percentage of revenue for the six months ended June 30, 2024 increased to 22.0% from 21.7% in the comparable period in 2023.
•Net income for the six months ended June 30, 2024 decreased 27.7% to $25.1 million, or $1.33 per share, from $34.8 million, or $1.77 per share, for the six months ended June 30, 2023.
•The Firm returned $24.5 million of capital to our shareholders in the form of open market repurchases totaling $10.3 million and quarterly dividends totaling $14.2 million during the six months ended June 30, 2024.
•Cash provided by operating activities was $34.1 million during the six months ended June 30, 2024, as compared to $40.4 million for the six months ended June 30, 2023.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. As of June 30, 2024, Kforce employed over 1,700 associates and had approximately 8,100 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other large companies.
Our results continue to be negatively impacted by the ongoing macroeconomic uncertainty though we have recently experienced stability (albeit at lower levels) in our Technology business. There are also significant geopolitical concerns including, but not limited to, U.S. political uncertainties (including the upcoming presidential election), ongoing global supply chain issues, and the conflicts between Ukraine-Russia and Israel-Hamas (and more recently Israel-Iran), and any escalations thereof. While it has largely been anticipated that the U.S. economy would fall into a recession given the aggressive interest rate increases since March 2022 by the Federal Reserve to combat significant inflation, among other indicators, U.S. real gross domestic product (“GDP”) growth continues to be positive. Recent economic data regarding jobless claims and the unemployment rate have pointed, however, to a softening U.S. economy in 2024 as compared to 2023.
Based on data published by the U.S. Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate increased to 4.1% in June 2024 compared to 3.7% in December 2023. In the latest U.S. staffing industry forecast published by SIA in April 2024, the technology temporary staffing industry and finance and accounting temporary staffing industry are both estimated to decline 3% in 2024. For 2025, technology temporary staffing is estimated to grow 5%, and finance and accounting temporary staffing is expected to remain flat year over year.
Operating Results - Three and Six Months Ended June 30, 2024 and 2023
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by segment:
Technology	92.0%	90.5%	91.8%	90.2%
FA	8.0	9.5	8.2	9.8
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.9%	97.2%	97.9%	97.3%
Direct Hire	2.1	2.8	2.1	2.7
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	27.8%	28.3%	27.4%	28.2%
Selling, general and administrative expenses	21.8%	21.3%	22.0%	21.7%
Depreciation and amortization	0.4%	0.3%	0.4%	0.3%
Income from operations	5.5%	6.7%	5.0%	6.2%
Income from operations, before income taxes	5.4%	6.6%	4.8%	6.0%
Net income	4.0%	4.8%	3.6%	4.4%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Technology
Flex revenue	$324,064	(6.4)%	$346,326	$642,578	(9.0)%	$705,850
Direct Hire revenue	3,810	(33.1)%	5,699	7,380	(33.0)%	11,019
Total Technology revenue	$327,874	(6.9)%	$352,025	$649,958	(9.3)%	$716,869
FA
Flex revenue	$24,720	(23.1)%	$32,144	$50,930	(25.3)%	$68,152
Direct Hire revenue	3,724	(25.8)%	5,021	7,319	(28.0)%	10,166
Total FA revenue	$28,444	(23.5)%	$37,165	$58,249	(25.6)%	$78,318

Total Flex revenue	$348,784	(7.8)%	$378,470	$693,508	(10.4)%	$774,002
Total Direct Hire revenue	7,534	(29.7)%	10,720	14,699	(30.6)%	21,185
Total Revenue	$356,318	(8.4)%	$389,190	$708,207	(10.9)%	$795,187
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce and billable to our clients.
Technology Flex revenue decreased during the three and six months ended June 30, 2024 by 6.4% and 9.0%, respectively, as compared to the same periods in 2023, primarily driven by a decrease in the number of consultants on assignment. Sequentially, Technology Flex revenue improved 1.7% in the second quarter primarily as a result of the assignment growth experienced in the month of March 2024. After experiencing a degree of natural assignment ends in early April 2024, the number of consultants on assignment in our Technology business for the remainder of the second quarter was fairly stable. In the third quarter, we expect revenue in our Technology Flex business to decline slightly on a sequential basis and decrease in the mid single digits year-over-year.
Our FA segment experienced a decrease in Flex revenue of 23.1% and 25.3% during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by a decrease in the number of consultants on assignment as a result of our repositioning efforts and the uncertainty in the macro environment. Our average bill rates improved by 1.0% and 3.7% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. In the third quarter, we expect FA Flex revenue to decrease in the mid single digits sequentially and in the mid 20% range year-over-year.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024 vs. June 30, 2023		June 30, 2024 vs. June 30, 2023
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$(22,879)	$(7,676)	$(65,422)	$(19,085)
Bill rate	868	252	2,358	1,838
Billable expenses	(251)	—	(208)	25
Total change in Flex revenue	$(22,262)	$(7,424)	$(63,272)	$(17,222)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Technology	3,575	(6.6)%	3,829	7,130	(9.3)%	7,861
FA	482	(23.9)%	633	994	(28.0)%	1,381
Total Flex hours billed	4,057	(9.1)%	4,462	8,124	(12.1)%	9,242

Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 29.7% and 30.6% during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, which was primarily driven by a decrease in placements.
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Technology	26.8%	(1.1)%	27.1%	26.5%	(1.9)%	27.0%
FA	38.9%	(2.3)%	39.8%	38.3%	(1.0)%	38.7%
Total gross profit percentage	27.8%	(1.8)%	28.3%	27.4%	(2.8)%	28.2%
The total gross profit percentage for the three and six months ended June 30, 2024 decreased 50 and 80 basis points, respectively, as compared to the same periods in 2023. The decrease for the three months ended June 30, 2024 was primarily driven by a decline in the mix of Direct Hire revenue and FA Flex gross profit margins. The decrease for the six months ended June 30, 2024 was primarily due to a decline in the mix of Direct Hire revenue and Technology Flex gross profit margins.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Technology	25.9%	—%	25.9%	25.6%	(1.2)%	25.9%
FA	29.7%	(2.3)%	30.4%	29.4%	(0.7)%	29.6%
Total Flex gross profit percentage	26.2%	(0.4)%	26.3%	25.9%	(1.1)%	26.2%
Our Flex gross profit percentage decreased 10 and 30 basis points for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.
•Technology Flex gross profit margins remained flat and decreased 30 basis points for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. For the three months ended June 30, 2024, the impact from a tighter pricing environment was offset by lower healthcare costs. The decrease for the six months ended was primarily due to a tighter pricing environment, partially offset by lower healthcare costs. We expect Technology Flex gross profit margins for the third quarter of 2024 to remain fairly stable sequentially.
•FA Flex gross profit margins decreased 70 and 20 basis points for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by changes in our client portfolio mix, partially offset by lower healthcare costs. We expect FA Flex gross profit margins for the third quarter of 2024 to remain stable sequentially.

The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024 vs. June 30, 2023		June 30, 2024 vs. June 30, 2023
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$(5,771)	$(2,255)	$(16,393)	$(5,100)
Profitability impact (rate)	72	(154)	(1,930)	(110)
Total change in Flex gross profit	$(5,699)	$(2,409)	$(18,323)	$(5,210)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A expenses represented 84.2% and 84.0% for the three and six months ended June 30, 2024, respectively, as compared to 85.6% and 85.1% for the comparable periods in 2023, respectively. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents certain components of SG&A expenses as a percentage of total revenue (in thousands):

	2024	% of Revenue	2023	% of Revenue
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$65,425	18.4%	$71,004	18.2%
Other (1)	12,293	3.4%	11,989	3.1%
Total SG&A	$77,718	21.8%	$82,993	21.3%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$131,033	18.5%	$146,619	18.4%
Other (1)	24,875	3.5%	25,713	3.2%
Total SG&A	$155,908	22.0%	$172,332	21.7%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office related expense, and certain other expenses.
SG&A expenses as a percentage of revenue increased 50 and 30 basis points for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.
For compensation and related expenses, we continue to experience a degree of SG&A deleverage as we aim to retain our most productive and tenured associates to strategically position our Firm for an improved demand environment in the future, despite the larger declines experienced in revenue and gross profit. We are also investing in the enterprise priorities that we believe put our Firm in the best position to achieve our longer-term financial objectives.
The increase in Other SG&A expenses was primarily attributable to higher insurance and travel related expenses for the three months ended June 30, 2024. The increase in Other SG&A expenses was attributable to lower professional fees, partially offset by higher insurance related expenses for the six months ended June 30, 2024.
We continue to prioritize investments in our strategic initiatives, including our integrated strategy, nearshore and offshore delivery capabilities and the implementation of Workday as part of our back-office transformation program. We are continuing to exercise tight discretionary spend control and take appropriate actions to generate cost efficiencies.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Fixed asset depreciation	$819	(7.4)%	$884	$1,619	6.7%	$1,518
Capitalized software amortization	736	61.4%	456	1,269	20.2%	1,056
Total Depreciation and amortization	$1,555	16.0%	$1,340	$2,888	12.2%	$2,574
Other Expense, Net. Other expense, net for the three months ended June 30, 2024 and 2023 was $0.5 million and $0.3 million, respectively. Other expense, net for the six months ended June 30, 2024 and 2023 was $1.2 million and $1.4 million, respectively. Other expense, net primarily includes interest expense related to outstanding borrowings under our Amended and Restated Credit Facility.

During the three and six months ended June 30, 2023, this balance also included our proportionate share of losses related to our equity method investment of nil and $0.8 million, respectively. In February 2023, Kforce sold its 50% noncontrolling interest in our joint venture to an unaffiliated third party.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) for the six months ended June 30, 2024 and 2023 was 26.6% and 27.5%, respectively. The primary driver for the decrease relates to the proceeds from company-owned life insurance received during the three months ended June 30, 2024.
Non-GAAP Financial Measures
Revenue Growth Rates. “Revenue growth rates,” a non-GAAP financial measure, is defined by Kforce as revenue growth after removing the impacts on reported revenues from the changes in the number of billing days. Management believes this data is particularly useful because it aids in evaluating revenue trends over time. The impact of billing days is calculated by dividing each comparative period’s reported revenues by the number of billing days for the respective period to arrive at a per billing day amount for each quarter. Growth rates are then calculated using the per billing day amounts as a percentage change compared to the respective period. Management calculates the number of billing days for each reporting period based on the number of holidays and business days in the quarter.

	Sequential Growth Rates (As Reported)
	2024		2023
	Q2	Q1	Q4	Q3	Q2
Technology Flex	1.7%	(2.3)%	(2.5)%	(3.5)%	(3.7)%
FA Flex	(5.7)%	(11.5)%	(1.0)%	(7.0)%	(10.7)%
Total Flex revenue	1.2%	(3.1)%	(2.3)%	(3.8)%	(4.3)%

	Sequential Growth Rates (As Adjusted)
	2024		2023
	Q2	Q1	Q4	Q3	Q2
Billing Days	64	64	61	63	64
Technology Flex	1.7%	(6.9)%	0.7%	(2.0)%	(3.7)%
FA Flex	(5.7)%	(15.7)%	2.3%	(5.5)%	(10.7)%
Total Flex revenue	1.2%	(7.6)%	0.9%	(2.3)%	(4.3)%

	Year-Over-Year Growth Rates (As Reported)
	2024			2023
	YTD	Q2	Q1	Q4	Q3	Q2
Technology Flex	(9.0)%	(6.4)%	(11.4)%	(11.1)%	(12.5)%	(7.8)%
FA Flex	(25.3)%	(23.1)%	(27.2)%	(28.0)%	(26.9)%	(27.3)%
Total Flex revenue	(10.4)%	(7.8)%	(12.8)%	(12.8)%	(13.9)%	(9.8)%

	Year-Over-Year Growth Rates (As Adjusted)
	2024			2023
	YTD	Q2	Q1	Q4	Q3	Q2
Billing Days	128	64	64	61	63	64
Technology Flex	(9.0)%	(6.4)%	(11.4)%	(11.1)%	(11.1)%	(7.8)%
FA Flex	(25.3)%	(23.1)%	(27.2)%	(28.0)%	(25.7)%	(27.3)%
Total Flex revenue	(10.4)%	(7.8)%	(12.8)%	(12.8)%	(12.5)%	(9.8)%

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

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$34,105	$40,431
Capital expenditures	(4,979)	(4,950)
Free cash flow	29,126	35,481
Change in debt	(4,900)	(1,000)
Repurchases of common stock	(11,229)	(24,614)
Cash dividends	(14,229)	(13,947)
Proceeds from company-owned life insurance	2,377	—
Premiums paid for company-owned life insurance	(1,150)	(193)
Proceeds from the sale of our joint venture interest	—	5,059
Note receivable issued to our joint venture	—	(750)
Other	(4)	(10)
Change in cash and cash equivalents	$(9)	$26
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

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	2024	2023
Three Months Ended June 30,
Net income	$14,157	$18,574
Depreciation and amortization	1,555	1,340
Stock-based compensation expense	3,498	4,309
Interest expense, net	504	313
Income tax expense	5,039	7,046
Adjusted EBITDA	$24,753	$31,582
Six Months Ended June 30,
Net income	$25,144	$34,784
Depreciation and amortization	2,888	2,574
Stock-based compensation expense	6,999	8,635
Interest expense, net	1,159	608
Income tax expense	9,123	13,194
Loss from equity method investment	—	750
Adjusted EBITDA	$45,313	$60,545
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and borrowings under our credit facility. At June 30, 2024 and December 31, 2023, we had $36.7 million and $41.6 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $162.3 million and $157.2 million, respectively, subject to certain covenants. At June 30, 2024, Kforce had $136.3 million in working capital compared to $141.5 million at December 31, 2023.
Cash Flows
We are principally focused on generating positive cash flows from operating activities, investing in our business to sustain our long-term growth and profitability objectives, and returning capital to our shareholders through our quarterly dividends and common stock repurchase program.
Cash provided by operating activities was $34.1 million during the six months ended June 30, 2024, as compared to $40.4 million during the six months ended June 30, 2023. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels and collections on trade receivables.
Cash used in investing activities during the six months ended June 30, 2024 was $3.8 million and primarily consisted of cash used for capital expenditures of $5.0 million and premiums paid on company-owned life insurance policies of $1.2 million, partially offset by proceeds from company-owned life insurance of $2.4 million.
Cash provided by investing activities was $0.8 million during the six months ended June 30, 2023, and primarily consisted of the proceeds from the sale of our joint venture interest of $5.1 million, partially offset by cash used for capital expenditures of $5.0 million.
Cash used in financing activities was $30.4 million during the six months ended June 30, 2024, compared to $39.6 million during the six months ended June 30, 2023. The decrease in cash used in financing activities was primarily driven by a decrease in repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Six Months Ended June 30,
	2024	2023
Open market repurchases	$10,828	$24,252
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	401	362
Total cash flow impact of common stock repurchases	$11,229	$24,614
Cash paid in current year for settlement of prior year repurchases	$920	$974

During the six months ended June 30, 2024 and 2023, Kforce declared and paid quarterly dividends of $14.2 million ($0.76 per share) and $13.9 million ($0.72 per share), respectively, which represents a 6% increase on a per share basis. While the Firm’s Board of Directors (the “Board”) has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, operating cash flows and available borrowings under our Amended and Restated Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months, and the foreseeable future, which we believe will provide us the flexibility to continue returning significant capital to our shareholders. However, a material deterioration in the macroeconomic environment or market conditions, among other things, could adversely affect operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for capital expenditures, investments, additional common stock repurchases or dividends.
Credit Facility
On October 20, 2021, the Firm entered into the Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. As of June 30, 2024, $36.7 million was outstanding and $162.3 million was available on our Amended and Restated Credit Facility, and as of December 31, 2023, $41.6 million was outstanding. As of June 30, 2024, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility as described in our 2023 Annual Report on Form 10-K, and we currently expect that we will be able to maintain compliance with these covenants.
Stock Repurchases
In February 2024, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the six months ended June 30, 2024, Kforce repurchased approximately 163 thousand shares of common stock on the open market at a total cost of approximately $10.3 million, and $89.7 million remained available for further repurchases under the Board-authorized common stock repurchase program at June 30, 2024.
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

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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
PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business, and we have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable, or the amount of loss cannot be reasonably estimated. The outcome of any litigation is inherently uncertain, but we do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our unaudited condensed consolidated financial statements; however, if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to additional liabilities that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance that insures us against workers’ compensation, personal and bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
ITEM 1A.    RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Board authorized stock repurchase plan (the “Plan”) are subject to certain price, market, volume and timing constraints, which are specified in the Plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024 to April 30, 2024	10,816	$61.63	10,816	$97,333,201
May 1, 2024 to May 31, 2024	4,833	$64.86	663	$97,292,096
June 1, 2024 to June 30, 2024	123,331	$61.63	123,331	$89,691,557
Total	138,980	$61.74	134,810	$89,691,557
(1) Includes 4,170 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period May 1, 2024 to May 31, 2024.
(2) In February 2024, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended June 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended June 30, 2024, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	July 31, 2024	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)