Form 10-Q
period 2024-09-30
KFORCE INC
filed 2024-10-30
CIK 930420

1.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding (in thousands) of the registrant’s common stock as of October 23, 2024 was 19,080.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” the “Firm,” “management,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to: expectations of financial or operational performance, including the possibility and potential effects of the stabilization of the economy on the Firm’s business; the impacts of revenue and gross profit levels on SG&A expenses; our expectations regarding the effects of our strategic investments on operating margins and our position to achieve long-term goals; our expectations regarding the future changes in revenue and gross profit margins of each segment of our business; the impact of the macroeconomic environment on our business; our ability to control discretionary spending and decrease operating costs; the Firm’s commitment and ability to return significant capital to its shareholders; our ability to meet capital expenditure and working capital requirements of our operations; the intent and ability to declare and pay quarterly dividends; growth rates in temporary staffing; a constraint in the supply of consultants and candidates, or the Firm’s ability to attract or retain talented associates for a higher demand environment in the future; changes in client demand for our services and our ability to adapt to such changes; anticipated stock-based compensation expenses; the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions; our ability to maintain compliance with our credit facility's covenants; potential government actions or changes in laws and regulations; anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; effects of interest rate variations and inflation, including anticipated interest rate cuts and other related changes in government policies; financing needs or plans; estimates concerning the effects of litigation or other disputes; the occurrence of unanticipated expenses; as well as assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the MD&A and Risk Factors sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$353,319	$373,122	$1,061,526	$1,168,309
Direct costs	254,752	269,661	768,736	840,606
Gross profit	98,567	103,461	292,790	327,703
Selling, general and administrative expenses	78,308	86,226	234,216	258,558
Depreciation and amortization	1,543	1,202	4,431	3,776
Income from operations	18,716	16,033	54,143	65,369
Other expense, net	429	181	1,589	1,539
Income from operations, before income taxes	18,287	15,852	52,554	63,830
Income tax expense	4,078	5,277	13,201	18,471
Net income	$14,209	$10,575	$39,353	$45,359

Earnings per share – basic	$0.76	$0.55	$2.11	$2.35
Earnings per share – diluted	$0.75	$0.54	$2.08	$2.31

Weighted average shares outstanding – basic	18,578	19,158	18,666	19,317
Weighted average shares outstanding – diluted	18,823	19,518	18,878	19,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$127	$119
Trade receivables, net of allowances of $1,579 and $1,643, respectively	229,259	233,428
Prepaid expenses and other current assets	10,553	10,912
Total current assets	239,939	244,459
Fixed assets, net	8,267	9,418
Other assets, net	90,614	75,924
Deferred tax assets, net	5,990	3,138
Goodwill	25,040	25,040
Total assets	$369,850	$357,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$60,265	$64,795
Accrued payroll costs	46,442	33,968
Current portion of operating lease liabilities	3,325	3,589
Income taxes payable	6,491	623
Total current liabilities	116,523	102,975
Long-term debt – credit facility	26,900	41,600
Other long-term liabilities	59,053	54,324
Total liabilities	202,476	198,899
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,484 and 73,462 issued, respectively	735	734
Additional paid-in capital	539,169	527,288
Retained earnings	542,410	525,222
Treasury stock, at cost; 54,261 and 53,941 shares, respectively	(914,940)	(894,164)
Total stockholders’ equity	167,374	159,080
Total liabilities and stockholders’ equity	$369,850	$357,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2023	73,462	$734	$527,288	$—	$525,222	53,941	$(894,164)	$159,080
Net income	—	—	—	—	10,987	—	—	10,987
Issuance for stock-based compensation and dividends, net of forfeitures	(7)	1	285	—	(286)	—	—	—
Stock-based compensation expense	—	—	3,501	—	—	—	—	3,501
Employee stock purchase plan	—	—	152	—	—	(3)	52	204
Dividends ($0.38 per share)	—	—	—	—	(7,128)	—	—	(7,128)
Repurchases of common stock	—	—	—	—	—	30	(2,139)	(2,139)
Balance, March 31, 2024	73,455	735	531,226	—	528,795	53,968	(896,251)	164,505
Net income	—	—	—	—	14,157	—	—	14,157
Issuance for stock-based compensation and dividends, net of forfeitures	24	—	286	—	(286)	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	—	—	3,498
Employee stock purchase plan	—	—	151	—	—	(3)	51	202
Dividends ($0.38 per share)	—	—	—	—	(7,101)	—	—	(7,101)
Repurchases of common stock	—	—	—	—	—	139	(8,641)	(8,641)
Balance, June 30, 2024	73,479	735	535,161	—	535,565	54,104	(904,841)	166,620
Net income	—	—	—	—	14,209	—	—	14,209
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	311	—	(311)	—	—	—
Stock-based compensation expense	—	—	3,549	—	—	—	—	3,549
Employee stock purchase plan	—	—	148	—	—	(4)	58	206
Dividends ($0.38 per share)	—	—	—	—	(7,053)	—	—	(7,053)
Repurchases of common stock	—	—	—	—	—	161	(10,157)	(10,157)
Balance, September 30, 2024	73,484	$735	$539,169	$—	$542,410	54,261	$(914,940)	$167,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2022	73,242	$732	$507,734	$6	$492,764	52,744	$(819,038)	$182,198
Net income	—	—	—	—	16,210	—	—	16,210
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	340	—	(341)	—	—	(1)
Stock-based compensation expense	—	—	4,326	—	—	—	—	4,326
Employee stock purchase plan	—	—	172	—	—	(5)	73	245
Dividends ($0.36 per share)	—	—	—	—	(7,003)	—	—	(7,003)
Repurchases of common stock	—	—	—	—	—	181	(10,244)	(10,244)
Other	—	—	—	(6)	—	—	—	(6)
Balance, March 31, 2023	73,247	732	512,572	—	501,630	52,920	(829,209)	185,725
Net income	—	—	—	—	18,574	—	—	18,574
Issuance for stock-based compensation and dividends, net of forfeitures	32	—	322	—	(322)	—	—	—
Stock-based compensation expense	—	—	4,309	—	—	—	—	4,309
Employee stock purchase plan	—	—	219	—	—	(5)	77	296
Dividends ($0.36 per share)	—	—	—	—	(6,945)	—	—	(6,945)
Repurchases of common stock	—	—	—	—	—	248	(14,341)	(14,341)
Balance, June 30, 2023	73,279	732	517,422	—	512,937	53,163	(843,473)	187,618
Net income	—	—	—	—	10,575	—	—	10,575
Issuance for stock-based compensation and dividends, net of forfeitures	(55)	—	78	—	(78)	—	—	—
Stock-based compensation expense	—	—	5,967	—	—	—	—	5,967
Employee stock purchase plan	—	—	202	—	—	(4)	74	276
Dividends ($0.36 per share)	—	—	—	—	(6,894)	—	—	(6,894)
Repurchases of common stock	—	—	—	—	—	305	(18,590)	(18,590)
Balance, September 30, 2023	73,224	$732	$523,669	$—	$516,540	53,464	$(861,989)	$178,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$39,353	$45,359
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(2,852)	(757)
Provision for credit losses	136	325
Depreciation and amortization	4,431	3,776
Stock-based compensation expense	10,548	14,602
Noncash lease expense	2,765	3,111
Loss on equity method investment	—	750
Other	(685)	675
(Increase) decrease in operating assets
Trade receivables, net	4,032	20,880
Other assets	(4,072)	(289)
Increase (decrease) in operating liabilities
Accrued payroll costs	13,085	(4,812)
Other liabilities	(1,657)	(14,564)
Cash provided by operating activities	65,084	69,056
Cash flows from investing activities:
Capital expenditures	(8,501)	(6,076)
Proceeds from company-owned life insurance	2,377	—
Premiums paid for company-owned life insurance	(1,777)	(765)
Proceeds from the sale of our joint venture interest	—	5,059
Note receivable issued to our joint venture	—	(750)
Cash used in investing activities	(7,901)	(2,532)
Cash flows from financing activities:
Proceeds from credit facility	173,600	426,400
Payments on credit facility	(188,300)	(430,600)
Repurchases of common stock	(21,189)	(41,470)
Cash dividends	(21,282)	(20,842)
Other	(4)	(11)
Cash used in financing activities	(57,175)	(66,523)
Change in cash and cash equivalents	8	1
Cash and cash equivalents, beginning of period	119	121
Cash and cash equivalents, end of period	$127	$122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2024	2023
Cash Paid During the Period For:
Income taxes, net	$9,085	$19,323
Operating lease liabilities	3,609	3,937
Interest, net	1,556	623
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$2,627	$3,692
Employee stock purchase plan	612	817
Unsettled repurchases of common stock	500	2,292
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

The following table provides information on potentially dilutive securities (shares in thousands):

	2024	2023
Three Months Ended September 30,
Common stock equivalents	245	360
Anti-dilutive shares	4	95
Nine Months Ended September 30,
Common stock equivalents	212	304
Anti-dilutive shares	4	186
New Accounting Standards
Accounting Standards Not Yet Adopted
In November 2023, the FASB issued guidance intended to improve reportable segment disclosure requirements through enhancements for significant segment expenses. These amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This guidance was effective for Kforce on January 1, 2024, and the presentation and disclosure requirements will be first applied retrospectively to our annual disclosures for the year ending December 31, 2024 and interim disclosures beginning January 1, 2025. This new guidance may modify our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.

Note B - Reportable Segments
The following table provides information on the operations of our segments (in thousands):

	Technology	FA	Total
Three Months Ended September 30,
2024
Revenue	$325,511	$27,808	$353,319
Gross profit	$87,493	$11,074	$98,567
Operating and other expenses			$80,280
Income from operations, before income taxes			$18,287
2023
Revenue	$338,289	$34,833	$373,122
Gross profit	$89,401	$14,060	$103,461
Operating and other expenses			$87,609
Income from operations, before income taxes			$15,852
Nine Months Ended September 30,
2024
Revenue	$975,469	$86,057	$1,061,526
Gross profit	$259,427	$33,363	$292,790
Operating and other expenses			$240,236
Income from operations, before income taxes			$52,554
2023
Revenue	$1,055,158	$113,151	$1,168,309
Gross profit	$283,297	$44,406	$327,703
Operating and other expenses			$263,873
Income from operations, before income taxes			$63,830

Note C - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Technology	FA	Total
Three Months Ended September 30,
2024
Flex revenue	$322,118	$23,714	$345,832
Direct Hire revenue	3,393	4,094	7,487
Total Revenue	$325,511	$27,808	$353,319
2023
Flex revenue	$334,253	$29,908	$364,161
Direct Hire revenue	4,036	4,925	8,961
Total Revenue	$338,289	$34,833	$373,122

Nine Months Ended September 30,
2024
Flex revenue	$964,696	$74,644	$1,039,340
Direct Hire revenue	10,773	11,413	22,186
Total Revenue	$975,469	$86,057	$1,061,526
2023
Flex revenue	$1,040,103	$98,060	$1,138,163
Direct Hire revenue	15,055	15,091	30,146
Total Revenue	$1,055,158	$113,151	$1,168,309

Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the nine months ended September 30, 2024 (in thousands):

Allowance for credit losses, January 1, 2024	$1,106
Current period provision	136
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(266)
Allowance for credit losses, September 30, 2024	$976
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.6 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively, for reserves unrelated to credit losses.

Note E - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Assets held in Rabbi Trust	$48,404	$40,389
Capitalized software, net (1)	24,638	16,434
ROU assets for operating leases, net	14,231	14,368
Deferred loan costs, net	479	658
Other non-current assets	2,862	4,075
Total Other assets, net	$90,614	$75,924
(1) Accumulated amortization of capitalized software was $41.0 million and $37.6 million as of September 30, 2024 and December 31, 2023, respectively.
Note F - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$42,517	$42,842
Deferred compensation payable	7,126	5,927
Accrued liabilities	5,802	8,699
Customer rebates payable	4,820	7,327
Total Accounts payable and other accrued liabilities	$60,265	$64,795

Payroll and benefits	$40,776	$28,110
Health insurance liabilities	3,154	3,727
Payroll taxes	1,888	1,705
Workers’ compensation liabilities	624	426
Total Accrued payroll costs	$46,442	$33,968
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
As of September 30, 2024 and December 31, 2023, $26.9 million and $41.6 million was outstanding under the Amended and Restated Credit Facility, respectively. As of September 30, 2024, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Deferred compensation payable - long term	$46,909	$42,025
Operating lease liabilities	12,126	12,275
Other long-term liabilities	18	24
Total Other long-term liabilities	$59,053	$54,324

Note I - Stock-Based Compensation
The following table presents the restricted stock activity for the nine months ended September 30, 2024 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2023	798	$60.80
Granted	39	$62.80
Forfeited	(17)	$54.53
Vested	(42)	$43.07	$2,745
Outstanding at September 30, 2024	778	$62.00
As of September 30, 2024, total unrecognized stock-based compensation expense related to restricted stock was $32.3 million, which is expected to be recognized over a weighted-average remaining period of 3.9 years.
During the three and nine months ended September 30, 2024, stock-based compensation expense was $3.5 million and $10.5 million, respectively. During the three and nine months ended September 30, 2023, stock-based compensation expense was $6.0 million and $14.6 million, respectively. Stock-based compensation is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.
Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At September 30, 2024, our liability would be approximately $30.4 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $11.5 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2024, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the nine months ended September 30, 2024 decreased 9.1% to $1.06 billion from $1.17 billion in the comparable period in 2023. Revenue decreased 7.6% and 23.9% for Technology and FA, respectively, primarily driven by the ongoing macroeconomic uncertainty.
•Flex revenue for the nine months ended September 30, 2024 decreased 8.7% (9.2% on a billing day basis) to $1.04 billion from $1.14 billion in the comparable period in 2023. Flex revenue decreased 7.2% (7.7% on a billing day basis) for Technology and 23.9% (24.3% on a billing day basis) for FA. These decreases were driven by a decrease in the number of consultants on assignment, although our 2024 sequential trends in Technology Flex revenue have shown stabilization.
•Direct Hire revenue for the nine months ended September 30, 2024 decreased 26.4% to $22.2 million from $30.1 million in the comparable period in 2023.
•Gross profit margin for the nine months ended September 30, 2024 decreased 40 basis points to 27.6% from 28.0% in the comparable period in 2023 as a result of a decline in the mix of Direct Hire revenue and Flex gross profit margins.
•Flex gross profit margin for the nine months ended September 30, 2024 decreased 10 basis points to 26.0% from 26.1% in the comparable period in 2023.
•SG&A expenses as a percentage of revenue for the nine months ended September 30, 2024 remained flat at 22.1% as compared to the same period in 2023.
•Net income for the nine months ended September 30, 2024 decreased 13.2% to $39.4 million, or $2.08 per share, from $45.4 million, or $2.31 per share, for the nine months ended September 30, 2023.
•The Firm returned $41.6 million of capital to our shareholders in the form of open market repurchases totaling $20.3 million and quarterly dividends totaling $21.3 million during the nine months ended September 30, 2024.
•Cash provided by operating activities was $65.1 million during the nine months ended September 30, 2024, as compared to $69.1 million for the nine months ended September 30, 2023.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. As of September 30, 2024, Kforce employed over 1,700 associates and had approximately 7,900 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other large companies.
Our strategic priorities for 2024 are to (a) continue transforming our back-office capabilities, inclusive of the implementation of Workday as our enterprise cloud application for human capital management and financial reporting; (b) further integrate our project solutions capabilities by capitalizing the strong relationships with our world-class clients utilizing our sales teams, recruiters and consultants; and (c) evolving our nearshore and offshore delivery capabilities. We have made significant progress across each of these strategic priorities.
As it relates to our strategic priority related to nearshore and offshore delivery capability, we have been intently listening to our clients and actively monitoring industry trends. An increasingly important vehicle to providing cost-effective solutions is the ability to source highly skilled talent outside of the United States. Following an executive trip in August 2024, management made the strategic decision to establish a development center in Pune, India. Pune is one of the leading technology cities in India, and we are tremendously excited about leveraging this capability to further enhance our service offerings to our clients. This development center is expected to begin supporting project engagements with our U.S.-based clients in January 2025.
Our results continue to be negatively impacted by the ongoing macroeconomic uncertainty though we have recently experienced stability (albeit at lower levels) in our Technology business. There are continuing significant geopolitical concerns including, but not limited to, U.S. political uncertainties (including the upcoming presidential election), tensions in the Middle East, and ongoing global supply chain issues. While it has largely been anticipated that the U.S. economy would fall into a recession given the aggressive interest rate increases since March 2022 by the Federal Reserve to combat significant inflation, the Federal Reserve reduced rates by 50 basis points in September and has signaled the possibility of further rate reductions. The rate reductions have strengthened expectations for a soft landing in the U.S.
Based on data published by the U.S. Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate increased to 4.1% in September 2024 as compared to 3.7% in December 2023. In the latest U.S. staffing industry forecast published by SIA in September 2024, the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to decline 7% and 9% in 2024, respectively.
Operating Results - Three and Nine Months Ended September 30, 2024 and 2023
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by segment:
Technology	92.1%	90.7%	91.9%	90.3%
FA	7.9	9.3	8.1	9.7
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.9%	97.6%	97.9%	97.4%
Direct Hire	2.1	2.4	2.1	2.6
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	27.9%	27.7%	27.6%	28.0%
Selling, general and administrative expenses	22.2%	23.1%	22.1%	22.1%
Depreciation and amortization	0.4%	0.3%	0.4%	0.3%
Income from operations	5.3%	4.3%	5.1%	5.6%
Income from operations, before income taxes	5.2%	4.2%	5.0%	5.5%
Net income	4.0%	2.8%	3.7%	3.9%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Technology
Flex revenue	$322,118	(3.6)%	$334,253	$964,696	(7.2)%	$1,040,103
Direct Hire revenue	3,393	(15.9)%	4,036	10,773	(28.4)%	15,055
Total Technology revenue	$325,511	(3.8)%	$338,289	$975,469	(7.6)%	$1,055,158
FA
Flex revenue	$23,714	(20.7)%	$29,908	$74,644	(23.9)%	$98,060
Direct Hire revenue	4,094	(16.9)%	4,925	11,413	(24.4)%	15,091
Total FA revenue	$27,808	(20.2)%	$34,833	$86,057	(23.9)%	$113,151

Total Flex revenue	$345,832	(5.0)%	$364,161	$1,039,340	(8.7)%	$1,138,163
Total Direct Hire revenue	7,487	(16.4)%	8,961	22,186	(26.4)%	30,146
Total Revenue	$353,319	(5.3)%	$373,122	$1,061,526	(9.1)%	$1,168,309
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce and billable to our clients.
Technology Flex revenue decreased during the three and nine months ended September 30, 2024 by 3.6% (5.1% on a billing day basis) and 7.2%, respectively, as compared to the same periods in 2023, primarily driven by a decrease in the number of consultants on assignment. Technology Flex revenue decreased 0.6% for the three months ended September 30, 2024 on a sequential basis. In the fourth quarter, we expect revenue in our Technology Flex business to remain stable to slightly up sequentially on a billing day basis and decline in the mid-single digits year over year on a billing day basis.
Our FA segment experienced a decrease in Flex revenue of 20.7% (21.9% on a billing day basis) and 23.9% during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by a decrease in the number of consultants on assignment. Our average bill rates improved by 2.7% and 3.4% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In the fourth quarter, we expect FA Flex revenue to decline in the low single digits sequentially on a billing day basis and in the mid 20% range year over year on a billing day basis.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024 vs. September 30, 2023		September 30, 2024 vs. September 30, 2023
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$(12,337)	$(6,810)	$(77,868)	$(25,926)
Bill rate	259	613	2,726	2,482
Billable expenses	(57)	3	(265)	28
Total change in Flex revenue	$(12,135)	$(6,194)	$(75,407)	$(23,416)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Technology	3,553	(3.7)%	3,690	10,683	(7.5)%	11,550
FA	455	(22.8)%	589	1,449	(26.4)%	1,970
Total Flex hours billed	4,008	(6.3)%	4,279	12,132	(10.3)%	13,520
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.

Direct Hire revenue decreased 16.4% and 26.4% during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, which was primarily driven by a decrease in placements, partially offset by an increase in placement fee.
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Technology	26.9%	1.9%	26.4%	26.6%	(0.7)%	26.8%
FA	39.8%	(1.5)%	40.4%	38.8%	(1.0)%	39.2%
Total gross profit percentage	27.9%	0.7%	27.7%	27.6%	(1.4)%	28.0%
The total gross profit percentage for the three months ended September 30, 2024 increased 20 basis points as compared to the same period in 2023 and was primarily driven by an increase in Technology Flex gross profit margins, which more than offset the lower mix of Direct Hire revenue. The total gross profit percentage for the nine months ended September 30, 2024 decreased 40 basis points as compared to the same period in 2023 and was primarily due to a decline in the mix of Direct Hire revenue and Flex gross profit margins.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Technology	26.1%	2.4%	25.5%	25.8%	—%	25.8%
FA	29.4%	(3.6)%	30.5%	29.4%	(1.7)%	29.9%
Total Flex gross profit percentage	26.3%	1.5%	25.9%	26.0%	(0.4)%	26.1%
Our Flex gross profit percentage increased 40 and decreased 10 basis points for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
•Technology Flex gross profit margins increased 60 basis points and remained flat for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. For the three months ended September 30, 2024, the increase was primarily driven by improvement in the spread between bill and pay rates and lower healthcare costs. For the nine months ended September 30, 2024, the impact from a tighter pricing environment was offset by lower healthcare costs. In the fourth quarter, we expect Technology Flex gross profit margins to decline sequentially due to the typical season impact of increases in vacation days taken by our consultants.
•FA Flex gross profit margins decreased 110 and 50 basis points for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by a tighter pricing environment and a greater mix of lower margin projects, which was partially offset by lower healthcare costs. In the fourth quarter, we expect FA Flex gross profit margins to decline slightly due to seasonality.

The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024 vs. September 30, 2023		September 30, 2024 vs. September 30, 2023
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$(3,099)	$(1,892)	$(19,447)	$(7,000)
Profitability impact (rate)	1,835	(263)	(140)	(365)
Total change in Flex gross profit	$(1,264)	$(2,155)	$(19,587)	$(7,365)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A expenses represented 84.5% and 84.2% for the three and nine months ended September 30, 2024, respectively, as compared to 83.8% and 84.6% for the comparable periods in 2023, respectively. Commissions and bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, SG&A expenses would also generally be anticipated to change.
The following table presents certain components of SG&A expenses as a percentage of total revenue (in thousands):

	2024	% of Revenue	2023	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$66,188	18.7%	$72,232	19.4%
Other (1)	12,120	3.5%	13,994	3.7%
Total SG&A	$78,308	22.2%	$86,226	23.1%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$197,221	18.6%	$218,850	18.7%
Other (1)	36,995	3.5%	39,708	3.4%
Total SG&A	$234,216	22.1%	$258,558	22.1%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A expenses as a percentage of revenue decreased 90 basis points and remained flat for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
The decrease in SG&A expenses for the three months ended September 30, 2024 relates to costs in the prior period associated with our organizational realignment and actions taken to reduce our structural costs, and legal costs.
For the nine months ended September 30, 2024, the impact of the aforementioned items were offset by the degree of SG&A deleverage for our compensation and related expenses as we aim to retain our most productive and tenured associates for an improved demand environment in the future. We are also investing in the enterprise priorities that we believe put our Firm in the best position to achieve our longer-term financial objectives.
We continue to prioritize investments in our strategic initiatives, including our integrated strategy, nearshore and offshore delivery capabilities and the implementation of Workday as part of our back-office transformation program. We are also continuing to exercise tight discretionary spend control and take appropriate actions to mitigate the impact of lower revenue and gross profit levels on our profitability.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Fixed asset depreciation	$802	(2.0)%	$818	$2,421	3.6%	$2,336
Capitalized software amortization	741	93.0%	384	2,010	39.6%	1,440
Total Depreciation and amortization	$1,543	28.4%	$1,202	$4,431	17.3%	$3,776
Other Expense, Net. Other expense, net for the three months ended September 30, 2024 and 2023 was $0.4 million and $0.2 million, respectively. Other expense, net for the nine months ended September 30, 2024 and 2023 was $1.6 million and $1.5 million, respectively. Other expense, net primarily includes interest expense related to outstanding borrowings under our Amended and Restated Credit Facility.

During the three and nine months ended September 30, 2023, this balance also included our proportionate share of losses related to our equity method investment of nil and $0.8 million, respectively. In February 2023, Kforce sold its 50% noncontrolling interest in our joint venture to an unaffiliated third party.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) for the nine months ended September 30, 2024 and 2023 was 25.1% and 28.9%, respectively. The primary driver for the decrease relates to a reduction in nondeductible executive compensation, the receipt of non-taxable proceeds from company-owned life insurance, and the recognition of research and development tax credits.
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

	Sequential Growth Rates (GAAP)
	2024			2023
	Q3	Q2	Q1	Q4	Q3
Technology Flex	(0.6)%	1.7%	(2.3)%	(2.5)%	(3.5)%
FA Flex	(4.1)%	(5.7)%	(11.5)%	(1.0)%	(7.0)%
Total Flex revenue	(0.8)%	1.2%	(3.1)%	(2.3)%	(3.8)%

	Sequential Growth Rates (Non-GAAP)
	2024			2023
	Q3	Q2	Q1	Q4	Q3
Billing Days	64	64	64	61	63
Technology Flex	(0.6)%	1.7%	(6.9)%	0.7%	(2.0)%
FA Flex	(4.1)%	(5.7)%	(15.7)%	2.3%	(5.5)%
Total Flex revenue	(0.8)%	1.2%	(7.6)%	0.9%	(2.3)%

	Year-Over-Year Growth Rates (GAAP)
	2024				2023
	YTD	Q3	Q2	Q1	YTD	Q4	Q3
Technology Flex	(7.2)%	(3.6)%	(6.4)%	(11.4)%	(6.2)%	(11.1)%	(12.5)%
FA Flex	(23.9)%	(20.7)%	(23.1)%	(27.2)%	(27.5)%	(28.0)%	(26.9)%
Total Flex revenue	(8.7)%	(5.0)%	(7.8)%	(12.8)%	(8.5)%	(12.8)%	(13.9)%

	Year-Over-Year Growth Rates (Non-GAAP)
	2024				2023
	YTD	Q3	Q2	Q1	YTD	Q4	Q3
Billing Days	192	64	64	64	191	61	63
Technology Flex	(7.7)%	(5.1)%	(6.4)%	(11.4)%	(5.7)%	(11.1)%	(11.1)%
FA Flex	(24.3)%	(21.9)%	(23.1)%	(27.2)%	(27.1)%	(28.0)%	(25.7)%
Total Flex revenue	(9.2)%	(6.5)%	(7.8)%	(12.8)%	(8.1)%	(12.8)%	(12.5)%

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

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$65,084	$69,056
Capital expenditures	(8,501)	(6,076)
Free cash flow	56,583	62,980
Change in debt	(14,700)	(4,200)
Repurchases of common stock	(21,189)	(41,470)
Cash dividends	(21,282)	(20,842)
Proceeds from company-owned life insurance	2,377	—
Premiums paid for company-owned life insurance	(1,777)	(765)
Proceeds from the sale of our joint venture interest	—	5,059
Note receivable issued to our joint venture	—	(750)
Other	(4)	(11)
Change in cash and cash equivalents	$8	$1
Adjusted EBITDA. “Adjusted EBITDA,” a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense, organizational realignment activities, legal settlement expense and loss from equity method investment. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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

The following table presents a reconciliation of net income to Adjusted EBITDA (in thousands):

	2024	2023
Three Months Ended September 30,
Net income	$14,209	$10,575
Depreciation and amortization	1,543	1,202
Stock-based compensation expense	3,549	5,967
Interest expense, net	429	181
Income tax expense	4,078	5,277
Organizational realignment activities	—	3,662
Legal settlement expense	—	2,175
Adjusted EBITDA	$23,808	$29,039
Nine Months Ended September 30,
Net income	$39,353	$45,359
Depreciation and amortization	4,431	3,776
Stock-based compensation expense	10,548	14,602
Interest expense, net	1,589	789
Income tax expense	13,201	18,471
Organizational realignment activities	—	3,662
Legal settlement expense	—	2,175
Loss from equity method investment	—	750
Adjusted EBITDA	$69,122	$89,584
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows and borrowings under our credit facility. At September 30, 2024 and December 31, 2023, we had $26.9 million and $41.6 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $172.1 million and $157.2 million, respectively, subject to certain covenants. At September 30, 2024, Kforce had $123.4 million in working capital compared to $141.5 million at December 31, 2023.
Cash Flows
We are principally focused on generating positive cash flows from operating activities, investing in our business to sustain our long-term growth and profitability objectives, and returning capital to our shareholders through our quarterly dividends and common stock repurchase program.
Cash provided by operating activities was $65.1 million during the nine months ended September 30, 2024, as compared to $69.1 million during the nine months ended September 30, 2023. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels and collections on trade receivables, partially offset by the timing of payments.
Cash used in investing activities during the nine months ended September 30, 2024 was $7.9 million and primarily consisted of cash used for capital expenditures of $8.5 million and premiums paid on company-owned life insurance of $1.8 million, partially offset by proceeds from company-owned life insurance of $2.4 million.
Cash used in investing activities during the nine months ended September 30, 2023 was $2.5 million and primarily consisted of cash used for capital expenditures of $6.1 million, partially offset by the proceeds from the sale of our joint venture interest of $5.1 million.
Cash used in financing activities was $57.2 million during the nine months ended September 30, 2024, compared to $66.5 million during the nine months ended September 30, 2023. The decrease in cash used in financing activities was primarily driven by a decrease in repurchases of common stock, partially offset by net payments on our Credit Facility.

The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Nine Months Ended September 30,
	2024	2023
Open market repurchases	$20,729	$40,716
Repurchased shares withheld for tax withholding upon vesting of restricted stock	460	754
Total cash flow impact from Repurchases of common stock	$21,189	$41,470
Cash paid in current year for settlement of prior year repurchases	$920	$974
During the nine months ended September 30, 2024 and 2023, Kforce declared and paid quarterly dividends of $21.3 million ($1.14 per share) and $20.9 million ($1.08 per share), respectively, which represents a 6% increase on a per share basis. While the Firm’s Board of Directors (the “Board”) has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into the Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. As of September 30, 2024, $26.9 million was outstanding and $172.1 million was available on our Amended and Restated Credit Facility, and as of December 31, 2023, $41.6 million was outstanding. As of September 30, 2024, we were in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility as described in our 2023 Annual Report on Form 10-K, and we currently expect that we will be able to maintain compliance with these covenants.
Stock Repurchases
In February 2024, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the nine months ended September 30, 2024, Kforce repurchased approximately 324 thousand shares of common stock on the open market at a total cost of approximately $20.3 million, and $79.7 million remained available for further repurchases under the Board-authorized common stock repurchase program at September 30, 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Board authorized stock repurchase plan (the “Plan”) are subject to certain price, market, volume and timing constraints, which are specified in the Plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 to July 31, 2024	—	$—	—	$89,691,557
August 1, 2024 to August 31, 2024	912	$65.26	—	$89,691,557
September 1, 2024 to September 30, 2024	160,105	$62.47	160,105	$79,690,545
Total	161,017	$62.48	160,105	$79,690,545
(1) Includes 912 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period August 1, 2024 to August 31, 2024.
(2) In February 2024, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended September 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended September 30, 2024, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	October 30, 2024	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)