Form 10-K
period 2024-12-31
KFORCE INC
filed 2025-02-21
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was $996,072,710. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding (in thousands) of the registrant’s common stock as of February 13, 2025 was 19,111.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 23, 2025 (“Proxy Statement”)	Part III

KFORCE INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
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
This report, particularly Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to:
•expectations about investments in our strategic priorities, including the implementation of Workday and our offshore offerings, and the effects of these investments on our business;
•expectations of financial or operational performance, including the possibility and potential effects of the U.S. economy on our business;
•the impacts of revenue and gross profit levels on SG&A expenses;
•our expectations regarding the effects of our strategic investments on operating margins, our position to achieve long-term goals, client and consultant satisfaction ratings, and associate productivity measures;
•our expectations regarding the future changes in revenue and gross profit margins of each segment of our business, including our expectations about the impacts of our service offerings on segment revenues;
•our ability to control discretionary spending and decrease operating costs;
•the Firm’s commitment and ability to return significant capital to its shareholders;
•our ability to meet capital expenditure and working capital requirements associated with our operations;

•the intent and ability to declare and pay quarterly dividends;
•growth rates in temporary staffing or the information technology solutions markets;
•a constraint in the supply of consultants and candidates or the Firm’s ability to attract or retain talented associates for a higher demand environment in the future;
•changes in client demand for our services and our ability to adapt to such changes;
•the level of or changes to anticipated future expenses;
•the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions;
•our expectations regarding the impacts of current and future technological changes on our business, including generative artificial intelligence or other similar technologies;
•our beliefs regarding the expected future benefits of our flexible working environment;
•our ability to maintain compliance with our credit facility's covenants;
•potential government actions or changes in laws and regulations affecting our business;
•anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments;
•effects of interest rate fluctuations and inflation, including anticipated changes in interest rates by the Federal Reserve and other related changes in government fiscal policies;
•financing needs or plans;
•estimates concerning the effects of litigation or other disputes;
•the occurrence of unanticipated expenses; and
•assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events.
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

PART I
ITEM 1.     BUSINESS.
COMPANY OVERVIEW
Kforce Inc., along with its subsidiaries (collectively, “Kforce”), is a solutions firm specializing in technology, finance and accounting, and other professional staffing services. Our KNOWLEDGEforce® empowers industry-leading companies to achieve their digital transformation goals. We curate teams of technical experts who deliver solutions custom-tailored to each of our client's needs. These scalable, flexible outcomes are shaped by deep market knowledge, thought leadership and our multi-industry expertise.
Our integrated approach is rooted in more than 60 years of proven success deploying highly skilled professionals on traditional staffing assignments or as part of a team of professionals who are responsible for delivering solutions to our clients, both of which are considered temporary (“Flex”) in nature. We also place highly skilled professionals in a permanent (“Direct Hire”) role with our clients. Each year, approximately 18,000 talented experts work with Fortune 500 and other leading companies. Together, we deliver Great Results Through Strategic Partnership and Knowledge Sharing®.
Over the last decade, we have driven significant, strategic change at Kforce, including streamlining the focus of our business on providing technology talent solutions. In alignment with this goal, since 2008, we have completed various divestitures of businesses that did not relate to our core business.
During 2024, we established a development center in Pune, India, one of the leading technology cities in India. Following its formation, our India development center began supporting project engagements with our U.S.-based clients in January 2025. We believe this development center, when combined with a strong U.S. sales and delivery capability and a high-quality vendor network, will help us to more fully address the evolving needs of our clients, whether onshore, nearshore or offshore.

$1 Billion Total Capital Returned to Shareholders Since 2007	92% Revenue Concentrated in Technology Staffing and Solutions	#1 Recognized Brand by Technology Consultants per Staffing Industry Analysts

1962 Year Founded	KFRC Listed on New York Stock Exchange	18,000 Consultants Placed Annually
Our Technology and Finance and Accounting (“FA”) businesses represent our two reportable segments. Our Technology business comprises 92% of our overall revenues, and the remainder is generated by our FA business. For our Flex services, we provide our clients with qualified individuals (“consultants”), or teams of consultants, on a finite basis when the skills and experience of the consultants are the right match for our clients. For our Direct Hire services, we identify qualified individuals (“candidates”) for permanent placement with our clients. We further describe our two reportable segments below.
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
Our Technology Business
We provide talent solutions to our clients in highly skilled areas including, but not limited to, systems/applications architecture and development (mobility and/or web); data management and analytics; cloud architecture and engineering; business and artificial intelligence (“AI”); machine learning; project and program management; and network architecture and security.

Our service offerings have evolved over the years beyond traditional staffing assignments to include solutions-oriented engagements; this evolution was based on the demand we were seeing from our clients. Clients continue to prioritize efficient access to highly skilled talent and view our solutions offering as a cost-effective solution to meet their technology project requirements. This offering has continued to be a positive contributor and catalyst to our Technology business over the last several years and we expect this offering to continue to represent a growing mix of our overall Technology revenue footprint.
We provide services to clients across virtually every industry with a diversified footprint in, among others, financial and business services, communications, insurance, retail and technology.
The demand for our solutions engagements contributed positively to the results of our Technology business in 2024, while our traditional staff augmentation offering has been the driver of our overall Technology revenue declines year over year. Our integrated strategy efforts capitalize on the strong relationships we have with world-class companies by utilizing our existing sales teams, recruiters, consulting solutions professionals, technology practice experts, among other teams within the Firm, to provide higher value engagements that effectively and cost efficiently address our clients’ challenges. We are continuing to further integrate and prioritize this capability into our Technology business.
The September 2024 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing was forecasted to decline by 7% in 2024 and grow by 5% in 2025. In the next update from SIA, which would typically be released in the April 2025, we would expect growth expectations to come down. Technology, as a discipline, continues to be project driven, even amidst generational changes like AI. We believe there are a multitude of technology projects that need to be addressed by our clients in order for them to remain competitive and to effectively change how they operate and deliver value to their customers, irrespective of economic performance.
Our Technology revenues declined 6.6% year over year to $1.3 billion in 2024 (7.4% on a billing day basis), which was primarily driven by the ongoing uncertainty in the macroeconomic environment that has largely persisted since the second half of 2022. Although we experienced declines in 2024 and 2023, our Technology business grew 18% in 2022 and more than 22% in 2021, on a year-over-year billing day basis. The average bill rate in the fourth quarter of 2024 was approximately $90 per hour, which remained flat as compared to the fourth quarter of 2023. Our average assignment duration was 10 months in 2024, which is consistent with the prior period.
The strength of the secular drivers of demand for technology accelerated significantly exiting both the Great Recession, with among many others, advancements in mobility and cloud computing, and the 2020 COVID-19 Pandemic, with further digitalization of businesses and the continued focus on Generative AI technologies. While all economic cycles behave a bit differently, we believe that the broad and strategic uses of technology, including the early-stage technology evolution associated with AI, will continue to play an increasingly instrumental role in powering businesses. As we have previously articulated, over the long term, we believe that AI and other innovative technologies will follow historic patterns where improved efficiency ultimately drives greater demand for, rather than replace technology resources, and that the pace of change will continue to accelerate. We believe we are ideally positioned to meet that demand.
While our Technology business is not immune to economic turbulence, we continue to believe there is a critical need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace.
Our FA Business
Over the last several years, we have repositioned our FA business to focus on more highly skilled assignments that are less susceptible to technological change and automation and more closely aligned with our Technology business. The talent solutions we offer our clients in our FA business generally include traditional finance and accounting roles, such as: financial planning and analysis; business intelligence analysis; general accounting; transactional accounting (e.g., payables, billing, cash applications, receivables, etc.); business and cost analysis; and taxation and treasury. We will selectively continue to support certain clients with whom we have long-standing relationships and that are strategically important to our overall success by providing consultants in lower skill roles (i.e. mortgage servicing; customer and call center support; data entry; and other lower skilled administrative roles).
We provide services to clients in a variety of industries with a diversified footprint in, among others, the financial services, business services, healthcare and manufacturing sectors.
Our overall average bill rate in the fourth quarter of 2024 was approximately $51 per hour, which remained flat as compared to the fourth quarter of 2023. Notably, our average bill rate in the fourth quarter of 2019, which prior to the repositioning, was approximately $37 per hour.
Revenue for our FA business decreased 23.5% to $112.6 million in 2024 compared to 2023, which was primarily driven by the ongoing uncertainty in the macroeconomic environment.

Our Consultants
The majority of our consultants are directly employed by Kforce, including domestic workers and foreign workers whose visas are sponsored by Kforce. As the employer of the vast majority of our consultants, Kforce is responsible for the employer’s share of applicable payroll taxes (“FICA”); federal and state unemployment taxes; workers’ compensation insurance; health, welfare and retirement benefits and other direct labor costs.
A key ingredient to our overall success in attracting and retaining our consultants is fostering a positive experience for our consultants and offering rewarding assignments with world-class companies.
We measure the quality of our service to and support of our consultants using staffing industry benchmarks and net promoter score (“NPS”) surveys conducted by a specialized, independent third-party provider. Additionally, we continually seek direct feedback from our consultants to help us identify opportunities to refine our services. Our 2024 consultant NPS are well above current industry averages and near the world class designation.
Our Industry Overview and Addressable Market Opportunity
We assist our clients, which are principally market-leading companies in their respective industries, in solving their complex business challenges and digitally transforming their businesses. We continue to believe that technology is at the epicenter of how business is conducted and investments in technology are necessary in today’s competitive and disruptive business climate. Our core competency is rooted in the ability to identify and provide qualified and highly-skilled consultants to our clients under a spectrum of engagement structures from traditional staff augmentation to delivering technology solutions.
From a traditional staff augmentation standpoint, the staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to relatively small local client bases. A report based on revenues published by SIA in 2024 indicated that, in the United States, Kforce is among the largest publicly-traded specialty staffing firms, the sixth largest technology temporary staffing firm and the tenth largest finance and accounting temporary staffing firm.
According to the September 2024 SIA report, the technology temporary staffing industry and finance and accounting temporary staffing industry are expected to generate projected revenues of $40 billion and $9 billion, respectively, in 2025. Based on these projected revenues, our current market share is approximately 3%. We are intensely focused on continuing to expand our market share of the U.S. technology temporary staffing industry and to further invest in our capability to provide higher level technology services and solutions while also integrating that capability within our overall Technology business. We believe that the organic investments that we have made in our solutions capabilities over the last several years has meaningfully expanded Kforce’s total addressable market into the technology solutions space. As we continue to deliver on our solutions engagements with clients and further mature our capabilities in our digital, cloud, data and application engineering practice areas, we would expect our ability to capture an increasing portion of the overall technology solutions market to improve. While reports differ in the size of the technology solutions addressable market, IBIS World has indicated it is greater than $700 billion. While the portion that is addressable by Kforce is debatable, we believe that our addressable market is many times greater than the $40 billion for the technology temporary staffing industry.
Based on data published by the U.S. Bureau of Labor Statistics and SIA, temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The penetration rate (the percentage of temporary staffing to total employment) decreased to 1.7% in December 2024, from 1.8% in December 2023, while the unemployment rate, increased to 4.1% in December 2024 from 3.7% in December 2023. In addition, the college-level unemployment rate, which we believe serves as a better proxy for professional employment, and therefore aligns well with the consultant and candidate population that Kforce most typically serves, increased to 2.4% in December 2024, from 2.1% in December 2023.
Our Strategic Priorities
Our strategic priorities are centered around driving greater long-term shareholder value by achieving above-market revenue growth, making prudent investments to enhance our efficiency and effectiveness, and significantly improving our profitability as we progress towards double digit operating margins. We believe the following strategic priorities will help us achieve our objectives.
Back-Office Transformation. Over the last five to ten years, we have been meaningfully investing in high quality technologies that have significantly bolstered our associates’ productivity and enhanced our ability to effectively and efficiently support our clients, consultants and candidates. We continue to make investments in our technologies and enhance our sales and delivery capabilities and processes in ways we believe will allow us to better evaluate and shape business opportunities with our clients and more seamlessly match candidates to assignments and projects.

Our last significant investment in back-office technologies was more than 15 years ago, despite the complexities of our business and client requirements having increased significantly. We have been primarily meeting these complexities and requirements by incrementally adding internal resources, which is not a scalable solution as we continue to grow and have a greater mix of solutions-oriented engagements. We believe our multi-year transformation program for our back-office technology will enhance the support to our Firm, including our clients, candidates and consultants. Overall, we believe the benefits of streamlining our processes will create a positive impact resulting in increased client satisfaction and improved associate productivity. This multi-year effort was initiated following a comprehensive assessment of our current technological position, which confirmed our belief that we have a tremendous opportunity to fundamentally transform and create advancements in our back-office functions.
We made significant progress related to the implementation of Workday, our future enterprise cloud application, over the last few years. In 2025, we expect to continue making significant investments towards this initiative as we finalize the design, continue the build and configuration of the technology, conduct extensive testing, and plan for the initial deployment.
Integrated Strategy. Our technology service offering has evolved over the years beyond traditional staffing assignments to include more consulting and solutions-oriented engagements based on the demand we were seeing from our clients. Our clients continue to prioritize efficient access to highly skilled talent and see our services as a cost-effective solution to meet their technology project requirements. Our integrated strategy efforts capitalize on the strong relationships we have with world-class companies by utilizing our existing sales teams, recruiters, consulting solutions professionals and technology practice experts, among other teams within the Firm, to accelerate revenue growth and improve profitability levels as we make progress towards our longer-term financial objectives of attaining double-digit operating margins at slightly greater than $2 billion in annual revenues.
Evolving our Nearshore and Offshore Delivery Strategy. Historically, the overwhelming majority of our revenues were generated by helping our clients solve their most complex technology challenges through our onshore delivery model. This onshore delivery capability was complemented by a high-quality vendor network where our clients required a multi-shore delivery model (onshore, nearshore and offshore). An increasingly important vehicle to providing cost-effective solutions is the ability to source highly skilled talent outside of the United States. Following a period of comprehensive due diligence, including an executive trip in August 2024 to India, management made the strategic decision to establish a development center in Pune, India. Pune is one of the leading technology cities in India, and we are optimistic about leveraging this capability to further enhance our service offerings to our clients. This India development center began supporting project engagements with our U.S.-based clients in January 2025. We believe this development center, when combined with a strong U.S. sales and delivery capability and a high-quality vendor network, will help us to more fully address the evolving needs of our clients, whether onshore, nearshore or offshore.
We expect 2025 to be the final year of allocating significant investments in these three strategic priorities and for each of the initiatives to begin providing a meaningful and growing return as we move into 2026 and beyond.
Competition
We operate in a highly competitive and fragmented staffing industry comprised of large national and local staffing and solutions firms. The local firms are typically operator-owned, and generally each geographic market has at least one significant competitor. Within our solutions offerings, we also face competition from global, national and regional accounting, consulting and advisory firms, as well as national and regional strategic consulting and systems implementation firms.
We believe that our competitive advantage lies in a combination of key factors: long-standing client relationships with primarily Fortune 500 and other leading companies; greater focus with more than 90% of our business concentrated in technology staffing and solutions; breadth of service offerings from traditional staffing assignments to solutions engagements; access to qualified and available talent, which allows us to deliver our solutions at scale; and dedicated, tenured and passionate Kforce associates. We believe our long-established brand reputation reinforces our position as a trusted partner while upholding a strong compliance framework to ensure regulatory adherence. Together, these strengths enable us to provide high-quality solutions in an increasingly competitive market.
Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) are utilized by certain of our clients for the management and procurement of our services. We do not consider these organizations as a competitive threat. Generally, MSPs and VMOs standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMS providers are also offered through independent providers. MSPs, VMOs and/or VMS providers charge staffing firms administrative fees typically ranging from 1% to 4% of revenue. In addition, the aggregation of services by MSPs for their clients into a single program can result in significant buying power and, thus, pricing power. Therefore, the use of MSPs by our clients has, in certain instances, resulted in gross margin compression, but has also led to incremental client share through our client’s vendor consolidation efforts. Kforce does not currently provide MSP or VMO services directly to our clients; rather, our strategy has been to work with MSPs, VMOs and VMS providers that enable us to better extend our services to current and prospective clients.

To attract consultants and candidates, we emphasize our ability to provide: competitive compensation and benefits; quality and varied assignments; scheduling flexibility and permanent placement opportunities, all of which are important to Kforce being the employer of choice.
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
Regulatory Environment
Staffing and solutions firms are generally subject to the following types of government regulations and enforcement: (1) regulation of the employer/employee relationship, such as wage and hour regulations, payroll tax withholding and reporting, immigration / visa regulations, as well as social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements; and (3) worker classification regulations.
As the employer, Kforce is responsible for the employer’s share of FICA, federal and state unemployment taxes, workers’ compensation insurance, providing healthcare and retirement plan options, and other direct labor costs relating to our employees. We also provide paid leave for our associates and certain consultants. We have no collective bargaining agreements covering any of our employees. We have not experienced any material labor disruption and are unaware of any current efforts or plans of our employees to organize.
Because we operate in a complex regulatory environment, one of our top priorities is compliance. For more discussion of the potential impact that the regulatory environment could have on Kforce’s financial results, refer to Item 1A. Risk Factors.
Insurance
Kforce maintains a number of insurance policies, including directors and officers, cybersecurity, professional liability, employment practices liability, general liability, umbrella and excess liability, excess health insurance coverage, workers’ compensation and employers’ liability, crime, property, fiduciary, automobile liability, and liability for certain foreign exposure. These policies provide coverage, subject to certain terms, conditions and limits of liability and deductibles, for certain liabilities that may arise from Kforce’s operations. There can be no assurance that any of the above policies will be adequate for our needs, or that we will maintain all such policies in the future.
Human Capital Management
For over 60 years, Kforce has been rooted in stewardship, integrity and compassion. As a human capital solutions business, we are driven by the desire to serve others, provide meaningful work and opportunities to a diverse workforce, strengthen our communities and shape a more sustainable world.
Our work environment is shaped by our people. We maintain a commitment to our employees’ well-being, flexibility and balance; learning and development; and diversity, equity and inclusion. We believe these initiatives are a testament to how much we value and invest in our people.
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
Our Office Occasional® work environment (remote-first, office occasionally) is supported by flexibility and choice and empowered by trust and technology. The shift in strategy following the pandemic has allowed us to introduce a new design and streamline our overall physical real estate footprint. We believe that our Office Occasional® model allows our associates to design their workdays; thus, additionally contributing to their health and well-being.
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
As of December 31, 2024, Kforce employed approximately 1,700 associates and had 8,000 consultants on assignment with our clients, of which a significant majority of these consultants are employed directly by Kforce.

Availability of Reports and Other Information
Our internet address is www.kforce.com. We post our filings, free of charge, at https://investor.kforce.com the same day they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K, our proxy statements, and any amendments to those reports or statements. The content on any website referred to in this Form 10-K (including our 2024 Sustainability Report) is not incorporated by reference in this Form 10-K unless expressly noted.
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
Demand for our services, generally speaking, can be significantly affected by the general level of economic activity and employment in the U.S. Even in a strong demand environment, without significant uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent challenge in forecasting the strength of economic cycles, availability of candidates and consultants and the short-term nature of many of our agreements. As economic activity slows, companies may defer or terminate projects for which they utilize our services or reduce their use of consultants. In addition, an economic downturn or recession could result in an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Any substantial economic downturn, including an environment with significant inflationary and/or recessionary pressures, in the U.S. or global impact on the U.S., could have a material adverse effect on our business, financial condition and operating results.
Significant declines in business or a loss of a significant client could have a material adverse effect on our revenues and financial results.
We primarily provide services to Fortune 500 and other similarly sized companies, which is intended to provide relative durability to our revenue stream during adverse economic environments and enable us to grow our revenues more profitably. However, it also creates the potential for concentrating a significant portion of our revenues among our largest clients and exposes us to increased risks arising from decreases in the volume of business from, the pricing of business with, or the possible loss of business, with these clients. Organizational changes occurring within those clients, a deterioration of their financial condition or business prospects, or a change in their business strategies could reduce their need for our services and result in a significant decrease in the revenues we derive from those clients, which could have a material adverse effect on our financial results.
Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients looking to outside providers to support their talent needs.
The staffing services market is highly competitive with limited barriers to entry. The competition among staffing and solutions companies is intense and we face significant competition in the markets we serve. We compete in national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Additionally, the emergence and popularity of online staffing platforms as well as internal recruiting functions used by some clients as an alternative, may pose a competitive threat to our services. Some of our competitors possess substantially greater resources than we do and others may develop new and unique technologies, which may better position these competitors in certain markets. As a result, we may face increased competitive pricing pressures. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. Furthermore, many clients are retaining third parties to provide vendor management services, which may subject us to greater risks or lower margins. Decreases in market share could have a material adverse effect on our business, financial condition and operating results.
New business initiatives and strategic changes may divert management’s attention from normal business operations or may not be successful, which could have an adverse effect on our performance.
We have been and expect to continue allocating significant investments (and the attention of executive management and many of our leaders) towards our strategic priorities, including our back-office transformation program involving the implementation of Workday, integrated strategy, and the evolution of our nearshore and offshore capability, including the establishment and maturity of our India development center in Pune, India. These strategic priorities are expected to enhance the support and experience of our clients, consultants and candidates, contribute to the attainment of our long-term profitability objectives and generate significant shareholder value.

New business strategies and initiatives, such as these, can be distracting to our management team and associates, and can also be disruptive to our operations. New business initiatives could also involve significant unanticipated challenges and risks, including, but not limited to: not advancing our business strategy; not realizing the expected return on the investment; experiencing difficulty in implementing initiatives, new processes and internal controls; or diverting management’s attention from our other businesses. New business initiatives and strategic changes in the composition of our business mix could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and operating results.
Our planned nearshore and offshore strategies expose us to additional business, financial, regulatory, geopolitical and other related risks, which may have a material adverse effect on our business.
We continue to evolve our nearshore and offshore capabilities to further enhance our service offerings to our clients by engaging with nearshore and offshore third-party suppliers. We are reliant upon our third-party suppliers’ compliance with applicable laws and contractual obligations. We also recently expanded our offshore capabilities to include a development center in Pune, India to enhance our service offerings to our clients. Additional risks related to our nearshore and offshore capabilities include: difficulties staffing and managing foreign operations; exposure to changes in economic and geopolitical and business conditions; compliance with foreign laws and regulations; and fluctuations in foreign currency exchange rates and tax compliance. If we are unable to successfully control or predict these risks, it could have a material adverse effect on our business, financial condition and operating results.
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
We source some of our consultants as independent contractors or through independent third-party suppliers. Our third-party suppliers may be impacted by economic conditions and cycles as well as changing laws and regulatory requirements, which could impact their ability to do business with us, or cause us to terminate our relationship with them, and require us to find replacements, which we may have difficulty doing. Without the use of our third-party suppliers, we may be unable to provide a sufficient number of consultants with the required skills and expertise to our clients, which may result in reduced client satisfaction. A reduced pool of candidates may prevent us from expanding into new markets. This lack of flexibility and adaptability can hinder the Firm’s growth potential, which could have a material adverse effect on our business.

Kforce may be adversely affected by utilizing third-party software providers.
An inherent risk of using third-party software providers is the dependence on their performance, reliability and availability. Any issues or downtime experienced by the provider may impact our operations and productivity. Third-party software solutions may not always fully align with our specific business requirements or workflows. Customization options might be limited, making it challenging to tailor the software to meet our exact needs, which may hinder our ability to optimize processes and achieve maximum efficiency. Relying on third-party solutions may result in higher costs over time due to subscription fees and licensing costs, may become unavailable for a prolonged period of time, which could have a material adverse effect on our financial results.
Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people is that they may have access or may gain access to information systems and confidential information. The risks of such activity include possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, personally identifiable information, funds, or other property; data privacy or cybersecurity breaches affecting our clients and/or us; or other acts. Misconduct by our employees or consultants could include intentional or unintentional failures to comply with federal government regulations, engaging in unauthorized or fraudulent activities, or improper use of our clients’ sensitive or classified information, potentially in collusion with third parties, which could result in regulatory or criminal sanctions against us and serious harm to us and our clients. It is not always possible to deter employee misconduct, and precautions to prevent and detect any such misconduct may not be effective in controlling such risks or losses, which could have a material adverse effect on our business.
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
Kforce is highly dependent on the efforts, expertise and abilities of its leaders to drive the Firm’s strategic priorities, achieve its financial objectives and generate long-term shareholder returns. The loss of the services of any key executive for any reason could have a material adverse effect on Kforce. To attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including a mix of cash-based and equity-based compensation. Kforce expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss or any sustained attrition of our key operating employees could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.
Risk Related to Cybersecurity and Technology
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
We are continuously exposed to unauthorized attempts to compromise sensitive information from network or information technology used by our associates and consultants. Attacks on information technology systems continue to grow in frequency and sophistication. These attacks include, but are not limited to, attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. While we have policies, procedures and systems in place to prevent, deter and detect cyberattacks or security incidents, and, although, to our knowledge we have not experienced a material data breach as of the date of this report, we remain vulnerable to sophisticated techniques used to obtain unauthorized access, or cause system interruption, that change frequently and may not produce immediate signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them or implement adequate preventative measures. Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, misuse or theft of private or other sensitive information, or inadvertent acts by our associates, consultants or third-party independent contractors, could result in the disclosure or misuse of confidential or proprietary information, and could adversely impact our systems, services, operations, financial results and reputation with clients and potential clients.

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
Use of AI may result in operational challenges, legal liability, reputational and privacy concerns, and competitive risks.
Our business utilizes certain AI capabilities, which are likely to expand in the future. This introduces certain risks including dependency on accurate AI performance, potential data privacy and security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and emerging technology risks. While we have established policies governing the use of AI technology, and we safeguard our assets, including intellectual property and sensitive information, we cannot ensure that our employees, consultants and third-party vendors would adhere to those policies. If we fail to adequately address these risks and maintain sufficient oversight as rapidly as AI technology is changing, it may negatively impact our operations, reputation and financial performance. This challenge is further complicated by rapidly evolving regulations governing the permitted uses of AI. Additionally, other unforeseen risks stemming from our use and development of AI tools and technology may arise in the future if we cannot successfully keep pace with technological changes which could adversely affect our business, financial condition and results of operations.
Risks Related to Legal, Compliance and Regulatory Matters
Kforce may be adversely affected by immigration restrictions and reform.
Our Technology business utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. While Kforce engages persons with multiple types of legal work authorizations and visas, the H-1B visa is of particular use in our industry and enables U.S. employers to hire qualified foreign nationals, subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by changes in administration (including the most recent change), other political developments and levels of economic activity. Current and future restrictions on the availability of such work visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business.
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
We utilize individuals to provide services in connection with our business as qualified third-party independent contractors rather than our direct employees. While we have policies and procedures in place to ensure that the third-party independent contractors are qualified, heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform our services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in substantial taxes or other liabilities to us, which could result in a material adverse effect upon our business.
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
Kforce is subject to periodic federal, state and local tax audits for various tax years. We are also required to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act, enacted in December 2017, provided a significant reduction in the corporate tax rate. Although the current administration may extend these tax cuts, there is no assurance that these tax cuts will be extended and other key aspects of the tax code may be modified, which could have a material adverse effect on our tax obligations and effective tax rate. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.
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
The vast majority of our business entails placing consultants on a staffing assignment (or as part of a project team) on a temporary basis and placing such individuals in client workplaces. Increased government regulation of the workplace or of the employer/employee relationship could have a material adverse effect on Kforce. For example, changes to government regulations, including changes to statutory hourly wage and overtime regulations, could adversely affect the Firm’s results of operations by increasing its costs. Due to the substantial number of state, local and international jurisdictions in which we operate and the disparity among state and local laws that continues to accelerate, there also is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties or other sanctions for non-compliance.
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
In addition, the stock market in general, along with market prices for staffing companies, has experienced historical volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.
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
Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors and other influential investors and regulators such as the SEC, among others, are increasingly focused on ESG practices and, in recent years, have placed increasing importance on the non-financial impacts of their investments. The increased scrutiny by these constituencies has also resulted in several of our clients requiring us to adhere to their internal corporate commitments regarding ESG matters. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry. If environmental laws or regulations, industry standards or client requirements are either changed or adopted and impose significant operational and compliance requirements on our operations, our business, results of operations, financial condition and competitive position could be negatively impacted. Additionally, uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change and can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer our services and negatively affect our results of operations.
Kforce may maintain levels of debt that exposes us to interest rate risk and contains restrictive covenants that could trigger prepayment of obligations or additional costs.
We have a credit facility consisting of a revolving line of credit of up to $200.0 million, subject to certain limitations. Borrowings under the credit facility are secured by substantially all of the tangible and intangible assets of the Firm.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.     CYBERSECURITY.
Risk Management and Strategy
Our cybersecurity program helps us secure our systems, keeps our business running around the clock and protects our clients, consultants, employees and shareholders from vulnerabilities and threats. We acknowledge the importance of assessing, identifying, and managing material risks associated with cybersecurity threats including: operational disruptions; violation of data privacy laws and regulations; breach of confidentiality; and financial and reputational harm.
With oversight from our Board, the Audit Committee, a special working group comprised of two of our Board members, and key leaders across Kforce, we have put proactive measures and systems in place to protect our information assets from unauthorized use or access, including annual employee training. The Firm’s cybersecurity framework is based on the National Institute of Standards and Technology (“NIST”).
Governance
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
Our enterprise security team monitors and manages system infrastructure to protect the Firm against cyber threats. Our Cyber Risk Management program considers risks from many sources including, but not limited to, alerts, threat intelligence sources, risk assessments, and vulnerability management. Our Cyber Risk Management process includes risk assessment processes to identify risks, a risk evaluation process that includes risk acceptance or denial at all levels of the organization, and third-party vendor management where each vendor’s security posture is assessed to understand how it strengthens Kforce’s cyber supply chain. We have taken a comprehensive defense-in-depth approach to the implementation of our cybersecurity controls. These controls are set to block and/or provide alerts on suspicious activities. Our around-the-clock security operation center responds as appropriate to risks identified and performs the risk assessment and risk evaluation. Our risk register and risk remediation processes help us ensure we are tracking and addressing priority risks, as appropriate. Any potential risks or threats identified by the enterprise security team are communicated to the CISO, Information Security and Data Privacy Council and other senior leaders as appropriate.
Our Vice President of Internal Audit, in collaboration with our General Counsel, facilitates our enterprise risk management (“ERM”) process. Cybersecurity-related risks are included in our overall risk evaluation for our ERM process to determine top risks for the Firm on an annual basis. Our internal audit team, which reports directly to the Audit Committee, uses the ERM program to develop a risk-based audit plan, which is approved by the Audit Committee annually.
Our CIO is accountable for the Firm’s cybersecurity and data privacy programs and is supported by the CISO. Our CIO and CISO have over 35 and 25 years, respectively, of experience in information security and program management, and have both served over 10 years in our corporate information security organization. Under the guidance of the CIO, the CISO manages day-to-day operations of the security and data privacy functions and proposes changes to the Firm’s cybersecurity strategy, which is part of our overall information technology strategy. The CIO and CISO meet frequently to discuss cyber and data operations, privacy programs and risks.
Each of these teams remain in close coordination to ensure risk mitigation strategies are designed and operating effectively.
Board Oversight
The Board is actively engaged in the oversight of cybersecurity and data privacy. The Audit Committee assists the Board in meeting its responsibility to oversee cybersecurity and data privacy strategies and practices. On a quarterly basis, the Audit Committee receives updates on (a) our progress meeting objectives established in our cybersecurity maturity roadmap, (b) relevant reported cybersecurity events in the overall market (and for Kforce, if any) and evolving risks, (c) results of work performed by our information security organization (ex. penetration tests, cybersecurity program maturity assessments) and (d) detailed reports of cybersecurity trends within the Firm. We engage subject matter experts in conducting independent assessments of our cybersecurity program maturity, penetration tests and other tests and assessments.
Senior management, including our CIO and CISO, brief the Board on an annual basis on our cybersecurity and information security posture and cybersecurity incidents deemed to have a moderate business impact (even if the incidents do not rise to the level of being material). Annually, the Board and management participate in a strategy discussion on cybersecurity.

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
As a result, at least in part, of the steps taken by the Firm with respect to our cybersecurity program, to our knowledge, we have not experienced a material breach to date. While all organizations are inherently at risk of cybersecurity threats, we do not believe that cybersecurity threats have affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, we routinely face risks of cybersecurity incidents, wholly or partially beyond our control, and there can be no assurance that the security efforts and measures of the Firm and third-party providers will prevent incidents that could adversely affect the Firm’s business. Refer to “Risk Factors Risks Related to Cybersecurity and Technology” in Item 1A. Risk Factors of this report for a discussion of risks from cybersecurity threats that could have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.     PROPERTIES.
As of December 31, 2024, we leased approximately 127,000 square feet of total office space in 31 offices located throughout the U.S. Most of our operations for both of our Technology and FA businesses are conducted from these leased field offices when not performed remotely with our Office Occasional® model. We do not anticipate any difficulty in renewing these leases, or in finding alternative sites in the ordinary course of business.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Holders of Common Stock
Our common stock trades on the New York Stock Exchange (“NYSE”) using the ticker symbol “KFRC.” As of February 13, 2025, there were 270 holders of record.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2024 to October 31, 2024	167,508	$54.87	167,508	$70,498,722
November 1, 2024 to November 30, 2024	1,633	$59.24	—	$70,498,722
December 1, 2024 to December 31, 2024	192,306	$58.35	118,045	$63,497,672
Total	361,447	$56.74	285,553	$63,497,672
(1) Includes 1,633 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period November 1, 2024 to November 30, 2024.
(2) Includes 74,261 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period December 1, 2024 to December 31, 2024.
(3) In February 2024, the Board approved a change in our stock repurchase authorization increasing the available authorization to $100 million.
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
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights for 2024, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.
•Revenue for the year ended December 31, 2024 decreased 8.3% to $1.41 billion in 2024 from $1.53 billion in 2023. Revenue decreased 6.6% and 23.5% for Technology and FA, respectively, in 2024, primarily driven by the ongoing macroeconomic uncertainty.
•Flex revenue decreased 7.9% to $1.38 billion (8.6% on a billing day basis) in 2024 from $1.49 billion in 2023. In 2024, Flex revenue decreased 6.4% for Technology (7.1% on a billing day basis) and decreased 23.5% for FA (24.1% on a billing day basis). These decreases were driven by a decline in the number of consultants on assignment.
•Direct Hire revenue decreased 24.0% to $28.9 million in 2024 from $38.0 million in 2023.
•Gross profit margin decreased 50 basis points to 27.4% in 2024 from 27.9% in 2023, primarily as a result of a decline in the mix of Direct Hire revenue.
•Flex gross profit margin decreased 10 basis points to 25.9% for 2024 from 26.0% in 2023. Flex gross profit margin remained flat for Technology and decreased 80 basis points for FA in 2024 as compared to 2023. The decrease in FA was primarily driven by a greater mix of lower margin projects.
•Selling, General and Administrative (“SG&A”) expenses as a percentage of revenue for the year ended December 31, 2024, increased slightly to 22.0% from 21.9% in 2023.
•Net income for the year ended December 31, 2024, decreased 17.5% to $50.4 million, or $2.68 per share, from $61.1 million, or $3.13 per share, in 2023.
•The Firm returned $64.7 million of capital to our shareholders in the form of open market repurchases totaling $36.5 million, or 0.6 million shares, and quarterly dividends totaling $28.2 million during the year ended December 31, 2024. The total capital returned to shareholders in 2024 represented approximately 75% of operating cash flows.
•Cash provided by operating activities was $86.9 million during the year ended December 31, 2024, as compared to $91.5 million for 2023.

RESULTS OF OPERATIONS
Certain discussions of the changes in our results of operations from the year ended December 31, 2023, as compared to the year ended December 31, 2022, have been omitted from this Form 10-K, and may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 23, 2024.
Our performance continued to be adversely affected by the ongoing macroeconomic uncertainty, which resulted in our clients being more cautious with the level of investment in their digital transformation efforts. With that said, our Technology business was largely stable throughout 2024 as indicated by our sequential billing day growth in both the second and fourth quarters of 2024 with a slight sequential decline in the third quarter. Against the backdrop of revenue declines, we continued to manage down our overall headcount levels, especially in our delivery roles, and tightly control spend levels in order to mitigate the pressure on profitability from the lower revenue and gross margin levels.
The political landscape in the U.S. remains unclear, particularly in relation to the impacts of the potential policy changes from the new administration. Geopolitical risks persist, including uncertainty in the Middle East and global supply chain disruptions. Despite these challenges, the U.S. economy demonstrated consistent growth in 2024, with real GDP expanding at 2.8%, largely driven by increased government spending and a healthy consumer. Although the unemployment rate rose to 4.1% in December 2024 from 3.7% in December 2023, employment grew across most sectors in the final quarter of 2024. Additionally, the Federal Reserve cut interest rates by a total of 100 basis points in late 2024, but the prospects for further interest rate cuts in 2025 appear less certain with inflation being a bit stickier and the labor markets continuing to show signs of strength.
The following table presents certain items in our Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue for the years ended:

	DECEMBER 31,
	2024	2023	2022
Revenue by segment:
Technology	92.0%	90.4%	88.1%
FA	8.0	9.6	11.9
Total Revenue	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.9%	97.5%	96.6%
Direct Hire	2.1	2.5	3.4
Total Revenue	100.0%	100.0%	100.0%
Gross profit	27.4%	27.9%	29.3%
Selling, general and administrative expenses	22.0%	21.9%	22.2%
Depreciation and amortization	0.4%	0.3%	0.3%
Income from operations	5.0%	5.7%	6.8%
Income from operations, before income taxes	4.8%	5.6%	6.0%
Net income	3.6%	4.0%	4.4%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period for the years ended December 31:

(in thousands)	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Technology
Flex revenue	$1,278,715	(6.4)%	$1,366,095	(7.4)%	$1,476,055
Direct Hire revenue	14,028	(24.0)%	18,458	(41.5)%	31,572
Total Technology revenue	$1,292,743	(6.6)%	$1,384,553	(8.2)%	$1,507,627
FA
Flex revenue	$97,729	(23.5)%	$127,679	(27.6)%	$176,395
Direct Hire revenue	14,836	(24.0)%	19,524	(27.0)%	26,743
Total FA revenue	$112,565	(23.5)%	$147,203	(27.5)%	$203,138

Total Flex revenue	$1,376,444	(7.9)%	$1,493,774	(9.6)%	$1,652,450
Total Direct Hire revenue	28,864	(24.0)%	37,982	(34.9)%	58,315
Total Revenue	$1,405,308	(8.3)%	$1,531,756	(10.5)%	$1,710,765
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business decreased 6.4% (7.1% per billing day) during the year ended December 31, 2024, as compared to the same period in 2023, primarily due to a decrease in the number of consultants on assignment. The average bill rate was approximately $90 per hour for 2024, which remained flat as compared to 2023. In the first quarter of 2025, we expect Technology Flex revenue to decline sequentially on a billing day basis in the low to mid-single digits, at a level that is largely consistent with pre-pandemic levels and in the low single digits year over year.
Our FA business experienced a decrease in Flex revenue of 23.5% (24.1% per billing day) during the year ended December 31, 2024, as compared to the same period in 2023, primarily driven by a decrease in the number of consultants on assignment. Our average bill rate of $51 per hour for the year ended December 31, 2024 was up slightly on a year-over-year basis. In the first quarter of 2025, we expect FA Flex revenue to decline sequentially on a billing day basis in the low double digits following greater than expected year-end assignment ends.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2024 vs. 2023		2023 vs. 2022
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$(90,372)	$(32,440)	$(141,498)	$(57,647)
Bill rate	3,092	2,469	33,320	8,949
Billable expenses	(100)	21	(1,782)	(18)
Total change in Flex revenue	$(87,380)	$(29,950)	$(109,960)	$(48,716)
The following table presents total Flex hours billed by segment and the percentage change over the prior period for the years ended December 31:

(in thousands)	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Technology	14,171	(6.6)%	15,178	(9.6)%	16,794
FA	1,902	(25.4)%	2,550	(32.7)%	3,789
Total Flex hours billed	16,073	(9.3)%	17,728	(13.9)%	20,583
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 24.0% during the year ended December 31, 2024, as compared to the same period in 2023, primarily driven by a decrease in placements. We expect Direct Hire revenue to be stable in the first quarter of 2025 year over year.

Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents the gross profit (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Technology	26.5%	(0.7)%	26.7%	(4.6)%	28.0%
FA	38.5%	(1.8)%	39.2%	0.5%	39.0%
Total gross profit percentage	27.4%	(1.8)%	27.9%	(4.8)%	29.3%
Total gross profit percentage decreased 50 basis points for the year ended December 31, 2024, as compared to the same period in 2023, primarily as a result of a decline in the mix of Direct Hire revenue.
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
The following table presents the Flex gross profit percentage for each segment and the percentage change over the prior period for the years ended December 31:

	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Technology	25.7%	—%	25.7%	(2.7)%	26.4%
FA	29.1%	(2.7)%	29.9%	0.7%	29.7%
Total Flex gross profit percentage	25.9%	(0.4)%	26.0%	(3.0)%	26.8%
Our Flex gross profit percentage decreased 10 basis points for the year ended December 31, 2024, as compared to the same period in 2023.
•Technology Flex gross profit margins remained stable at 25.7% for the year ended December 31, 2024, as compared to the same period in 2023. The impact from a tighter pricing environment in 2023 that carried over into 2024 was offset by lower healthcare costs. Overall bill and pay spreads in our Technology business were largely stable throughout 2024 with a slight improvement in the second half of 2024. We expect Technology Flex gross profit margins for the first quarter of 2025 to remain stable year over year.
•FA Flex gross profit margins decreased 80 basis points for the year ended December 31, 2024, as compared to the same period in 2023, primarily driven by a greater mix of lower margin projects, which was partially offset by lower healthcare costs. As a result of this mix, we expect FA Flex gross profit margins for the first quarter of 2025 to be down on a year-over-year basis.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2024 vs. 2023		2023 vs. 2022
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$(22,448)	$(8,948)	$(29,079)	$(14,483)
Profitability impact (rate)	(364)	(743)	(10,333)	187
Total change in Flex gross profit	$(22,812)	$(9,691)	$(39,412)	$(14,296)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.2%, 84.3% and 84.1% of SG&A for the years ended December 31, 2024, 2023 and 2022, respectively. Commissions and other bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents certain components of SG&A as a percentage of total revenue for the years ended December 31:

(in thousands)	2024	% of Revenue	2023	% of Revenue	2022	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$260,839	18.6%	$282,439	18.4%	$319,501	18.7%
Other (1)	48,963	3.4%	52,494	3.5%	60,314	3.5%
Total SG&A	$309,802	22.0%	$334,933	21.9%	$379,815	22.2%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A as a percentage of revenue increased 10 basis points for the year ended December 31, 2024, as compared to the same period in 2023.
For compensation and related expenses, we have experienced a degree of SG&A deleverage as compared to 2023, as we continued to make investments in our strategic priorities and to retain our most productive associates to strategically position the Firm to capture an increased market share when the demand environment eventually improves. To mitigate the pressure on our profitability levels from the revenue and gross profit declines, we have taken certain actions to align our costs such as tight discretionary spend control and decreases in personnel, specifically within our delivery capabilities.
The decrease in Other SG&A expenses was primarily attributable to lower professional fees pertaining to the settlement of legal claims in 2023.
We continue to prioritize investments in our strategic initiatives, including the implementation of Workday as part of our back-office transformation program, integrated strategy efforts, and the evolution of our nearshore and offshore delivery capabilities. We expect to continue exercising tight discretionary spend control and balance productivity levels.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31:

(in thousands)	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Fixed asset depreciation	$3,178	1.1%	$3,142	18.3%	$2,655
Capitalized software amortization	2,744	46.7%	1,870	5.5%	1,772
Total Depreciation and amortization	$5,922	18.2%	$5,012	13.2%	$4,427
Other Expense, Net. Other expense, net was $2.1 million, $1.9 million and $14.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Other expense, net consists of our proportionate share of losses for our joint venture and interest expense related to outstanding borrowings under our credit facility.
During the years ended December 31, 2024, 2023 and 2022, we recognized nil, $0.8 million, and $3.8 million, respectively, related to our share of losses associated with our equity method investment. Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion on the sale of our equity method investment in February 2023.
Income Tax Expense. Income tax expense as a percentage of income from operations, before income taxes (our “effective tax rate”) were 25.4%, 28.4% and 26.4% for the years ended December 31, 2024, 2023 and 2022, respectively. The primary driver for the decrease relates to a reduction in nondeductible executive compensation, non-taxable proceeds from company-owned life insurance, and the recognition of research and development tax credits.

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

	Sequential Growth Rates (GAAP)
	2024				2023
	Q4	Q3	Q2	Q1	Q4
Technology Flex	(2.5)%	(0.6)%	1.7%	(2.3)%	(2.5)%
FA Flex	(2.7)%	(4.1)%	(5.7)%	(11.5)%	(1.0)%
Total Flex revenue	(2.5)%	(0.8)%	1.2%	(3.1)%	(2.3)%

	Sequential Growth Rates (Non-GAAP)
	2024				2023
	Q4	Q3	Q2	Q1	Q4
Billing Days	62	64	64	64	61
Technology Flex	0.6%	(0.6)%	1.7%	(6.9)%	0.7%
FA Flex	0.5%	(4.1)%	(5.7)%	(15.7)%	2.3%
Total Flex revenue	0.6%	(0.8)%	1.2%	(7.6)%	0.9%

	Year-Over-Year Growth Rates (GAAP)
	2024					2023
	YTD	Q4	Q3	Q2	Q1	YTD	Q4
Technology Flex	(6.4)%	(3.7)%	(3.6)%	(6.4)%	(11.4)%	(7.4)%	(11.1)%
FA Flex	(23.5)%	(22.1)%	(20.7)%	(23.1)%	(27.2)%	(27.6)%	(28.0)%
Total Flex revenue	(7.9)%	(5.2)%	(5.0)%	(7.8)%	(12.8)%	(9.6)%	(12.8)%

	Year-Over-Year Growth Rates (Non-GAAP)
	2024					2023
	YTD	Q4	Q3	Q2	Q1	YTD	Q4
Billing Days	254	62	64	64	64	252	61
Technology Flex	(7.1)%	(5.2)%	(5.1)%	(6.4)%	(11.4)%	(7.1)%	(11.1)%
FA Flex	(24.1)%	(23.3)%	(21.9)%	(23.1)%	(27.2)%	(27.3)%	(28.0)%
Total Flex revenue	(8.6)%	(6.7)%	(6.5)%	(7.8)%	(12.8)%	(9.2)%	(12.8)%

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

The following table presents Free Cash Flow:

	YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$86,874	$91,465	$90,805
Capital expenditures	(7,573)	(7,763)	(8,109)
Free cash flow	79,301	83,702	82,696
Change in debt	(8,900)	16,000	(74,400)
Repurchases of common stock	(41,938)	(75,024)	(74,913)
Cash dividends	(28,236)	(27,562)	(24,027)
Proceeds from company-owned life insurance	2,377	—	1,077
Premiums paid for company-owned life insurance	(2,368)	(1,408)	—
Note receivable issued to our joint venture	—	(750)	(6,750)
Proceeds from the sale of our joint venture interest	—	5,059	—
Equity method investment	—	—	(500)
Other	(6)	(19)	(51)
Change in cash and cash equivalents	$230	$(2)	$(96,868)

Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization; stock-based compensation expense; interest expense, net; income tax expense; organizational realignment activities; legal settlement expense; loss from equity method investment; reserve associated with the note receivable issued to our joint venture; impairment of equity method investment; and gain from termination of interest rate swap. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations, and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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

The following table presents Adjusted EBITDA and includes a reconciliation of net income to Adjusted EBITDA:

	YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023	2022
Net income	$50,414	$61,075	$75,431
Depreciation and amortization	5,922	5,012	4,427
Stock-based compensation expense	14,044	17,747	17,655
Interest expense, net	2,097	1,122	973
Income tax expense	17,210	24,175	27,011
Organizational realignment activities	—	3,662	—
Legal settlement expense	—	2,175	—
Loss from equity method investment	—	750	3,824
Reserve associated with note receivable issued to our joint venture	—	—	1,925
Impairment of equity method investment	—	—	13,684
Gain from termination of interest rate swap	—	—	(4,059)
Adjusted EBITDA	$89,687	$115,718	$140,871

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our credit facility. At December 31, 2024 and 2023, we had $32.7 million and $41.6 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $166.3 million and $157.2 million, respectively, subject to certain covenants. At December 31, 2024, Kforce had $112.9 million in working capital compared to $141.5 million at December 31, 2023.
Cash Flows
Our business has historically generated a significant amount of operating cash flows, which allows us to balance deploying available capital towards: (i) investing in our strategic priorities that we expect will accelerate future revenue growth and profitability levels; (ii) our dividend and share repurchase programs; and (iii) maintaining sufficient liquidity for potential acquisitions or other strategic investments.
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2024	2023	2022
Operating activities	$86,874	$91,465	$90,805
Investing activities	(7,564)	(4,862)	(14,282)
Financing activities	(79,080)	(86,605)	(173,391)
Change in cash and cash equivalents	$230	$(2)	$(96,868)
Operating Activities
Cash provided by operating activities was $86.9 million during the year ended December 31, 2024, as compared to $91.5 million during the year ended December 31, 2023. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease was primarily driven by lower profitability levels, lower collections of trade receivables, and continued management of working capital partially offset by the timing of payments.
Investing Activities
Cash used in investing activities was $7.6 million during the year ended December 31, 2024, and primarily consisted of cash used for capital expenditures. Cash used in investing activities was $4.9 million during the year ended December 31, 2023, which primarily consisted of cash used for capital expenditures of $7.8 million, partially offset by the proceeds from the sale of our joint venture interest of $5.1 million.
Financing Activities
Cash used in financing activities was $79.1 million during the year ended December 31, 2024, as compared to $86.6 million during the year ended December 31, 2023. This change was primarily driven by a decrease in repurchases of common stock driven by lower operating cash flows, partially offset by the net payments made on our Amended and Restated Credit Facility.

The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31:

(in thousands)	2024	2023	2022
Open market repurchases	$37,162	$67,178	$66,806
Repurchased shares withheld for tax withholding upon vesting of restricted stock	4,776	7,846	8,107
Total cash flow impact from Repurchases of common stock	$41,938	$75,024	$74,913
Cash paid in current year for settlement of prior year repurchases	$920	$974	$181
Kforce’s Board declared and paid dividends of $28.2 million ($1.52 per share), $27.6 million ($1.44 per share) and $24.0 million ($1.20 per share) for the years ended December 31, 2024, 2023 and 2022, respectively.
In January 2025, Kforce’s Board approved an increase to the Company's dividend from $1.52 per share to $1.56 per share, which is the sixth consecutive annual increase. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into an Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. As of December 31, 2024, $32.7 million was outstanding and $166.3 million, net of $1.0 million in letters of credit outstanding, was available under the Amended and Restated Credit Facility. As of December 31, 2024, we were in compliance with all of our financial covenants.
In June 2023, Kforce entered into the First Amendment to the Amended and Restated Credit Facility, by and among Wells Fargo, as administrative agent, and the lenders and financial institutions from time to time party thereto (the “First Amendment”), to replace the interest rates based on the London Inter-Bank Offered Rate (“LIBOR”) with benchmark interest rates based on the Secured Overnight Financing Rate (“SOFR”). Refer to Note 12 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the Amended and Restated Credit Facility.
Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31:

	2024		2023
(in thousands)	Shares	$	Shares	$
Open market repurchases	609	$36,502	1,097	$67,124
As of December 31, 2024, $63.5 million remained available for further repurchases under the Board-authorized common stock repurchase program.
Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, consideration should also be given to significant contractual obligations:
•The Amended and Restated Credit Facility matures on October 20, 2026, and as of December 31, 2024, our outstanding debt balance under the credit facility was $32.7 million. Total payments, however, are inherently uncertain as the interest rates related to this outstanding balance are variable and the outstanding borrowings that will occur over the remaining term of the Amended and Restated Credit Facility are unknown. Refer to Note 12 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for further details on the Amended and Restated Credit Facility.

•We maintain various non-qualified deferred compensation plans pursuant to which eligible management and highly-compensated key employees may elect to defer all or part of their compensation to later years. As of December 31, 2024, the total amount of our obligations under these plans was $54.8 million. These amounts are included in the accompanying Consolidated Balance Sheets and classified as Accounts payable and other accrued liabilities and Other long-term liabilities, as appropriate, and are payable based upon the elections of the plan participants (e.g., retirement, termination of employment, change-in-control, etc.). Amounts payable upon the retirement or termination of employment may become payable during the next five years if a covered employee retires, terminates, or schedules a distribution.
•Our purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2024, the value of our unconditional purchase obligations with a remaining term in excess of one year was $30.7 million.
•We have employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a one-year to a three-year period after their employment ends under certain circumstances. At December 31, 2024, our liability would be approximately $27.7 million for terminations related to a change in control and $8.8 million related to terminations in the absence of cause. Refer to Note 15 - “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our commitments related to employment agreements.
•We lease certain facilities and other properties under non-cancellable operating lease arrangements that expire at various dates through 2033. As of December 31, 2024, the total amount of our obligations under operating leases was $17.0 million. Refer to Note 10 - “Operating Leases” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our lease obligations and the timing of expected future payments, including a five-year maturity schedule.
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements that have or are reasonably likely to have a material impact on our liquidity or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, and our significant accounting policies are discussed in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. Our assumptions, estimates and judgments are based on our historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Management regularly reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have not made any material changes in our accounting methodologies used in prior years.
Accounting for Income Taxes
Our effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.
We are also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. A 0.5% change in our effective tax rate would have impacted our net income by approximately $0.3 million in 2024.
Refer to Note 7 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist as of December 31, 2024.

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
When performing a quantitative assessment, we determine the fair value of our reporting units using widely accepted valuation techniques, including the discounted cash flow, guideline transaction and guideline company methods. These types of analyses contain uncertainties because the inputs require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. When performing a qualitative assessment, we assess qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount.
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
As of December 31, 2024, we had $32.7 million outstanding under the Amended and Restated Credit Facility. A hypothetical 10% increase in interest rates in effect at December 31, 2024 would increase Kforce’s annual interest expense by less than $0.2 million. Refer to Note 12 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the Amended and Restated Credit Facility.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kforce Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
February 21, 2025
We have served as the Company’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2024	2023	2022
Revenue	$1,405,308	$1,531,756	$1,710,765
Direct costs	1,019,863	1,104,690	1,209,658
Gross profit	385,445	427,066	501,107
Selling, general and administrative expenses	309,802	334,933	379,815
Depreciation and amortization	5,922	5,012	4,427
Income from operations	69,721	87,121	116,865
Other expense, net	2,097	1,871	14,423
Income from operations, before income taxes	67,624	85,250	102,442
Income tax expense	17,210	24,175	27,011
Net income	50,414	61,075	75,431
Other comprehensive loss:
Change in fair value of interest rate swaps, net of tax	—	—	(615)
Comprehensive income	$50,414	$61,075	$74,816

Earnings per share – basic	$2.71	$3.18	$3.76
Earnings per share – diluted	$2.68	$3.13	$3.68

Weighted average shares outstanding – basic	18,574	19,188	20,054
Weighted average shares outstanding – diluted	18,811	19,507	20,503
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$349	$119
Trade receivables, net of allowances of $1,560 and $1,643, respectively	215,690	233,428
Prepaid expenses and other current assets	9,367	10,912
Total current assets	225,406	244,459
Fixed assets, net	7,723	9,418
Other assets, net	94,656	75,924
Deferred tax assets, net	5,009	3,138
Goodwill	25,040	25,040
Total assets	$357,834	$357,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$61,753	$64,795
Accrued payroll costs	38,823	33,968
Current portion of operating lease liabilities	3,038	3,589
Income taxes payable	8,843	623
Total current liabilities	112,457	102,975
Long-term debt – credit facility	32,700	41,600
Other long-term liabilities	58,059	54,324
Total liabilities	203,216	198,899
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,835 and 73,462 issued, respectively	738	734
Additional paid-in capital	543,109	527,288
Retained earnings	546,202	525,222
Treasury stock, at cost; 54,619 and 53,941 shares, respectively	(935,431)	(894,164)
Total stockholders’ equity	154,618	159,080
Total liabilities and stockholders’ equity	$357,834	$357,979
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	72,997	$730	$488,036	$621	$442,596	51,492	$(743,577)	$188,406
Net income	—	—	—	—	75,431	—	—	75,431
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	245	2	1,234	—	(1,236)	—	—	—
Stock-based compensation expense	—	—	17,655	—	—	—	—	17,655
Employee stock purchase plan	—	—	809	—	—	(17)	245	1,054
Dividends ($1.20 per share)	—	—	—	—	(24,027)	—	—	(24,027)
Change in fair value of interest rate swap, net of tax of $209	—	—	—	(615)	—	—	—	(615)
Repurchases of common stock	—	—	—	—	—	1,269	(75,706)	(75,706)
Balance, December 31, 2022	73,242	732	507,734	6	492,764	52,744	(819,038)	182,198
Net income	—	—	—	—	61,075	—	—	61,075
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	220	2	1,053	—	(1,055)	—	—	—
Stock-based compensation expense	—	—	17,747	—	—	—	—	17,747
Employee stock purchase plan	—	—	754	—	—	(18)	288	1,042
Dividends ($1.44 per share)	—	—	—	—	(27,562)	—	—	(27,562)
Repurchases of common stock	—	—	—	—	—	1,215	(75,414)	(75,414)
Other	—	—	—	(6)	—	—	—	(6)
Balance, December 31, 2023	73,462	734	527,288	—	525,222	53,941	(894,164)	159,080
Net income	—	—	—	—	50,414	—	—	50,414
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	373	4	1,194	—	(1,198)	—	—	—
Stock-based compensation expense	—	—	14,044	—	—	—	—	14,044
Employee stock purchase plan	—	—	583	—	—	(13)	215	798
Dividends ($1.52 per share)	—	—	—	—	(28,236)	—	—	(28,236)
Repurchases of common stock	—	—	—	—	—	691	(41,482)	(41,482)
Balance, December 31, 2024	73,835	$738	$543,109	$—	$546,202	54,619	$(935,431)	$154,618

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$50,414	$61,075	$75,431
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(1,871)	1,647	3,081
Provision for credit losses	100	768	(126)
Depreciation and amortization	5,922	5,012	4,427
Stock-based compensation expense	14,044	17,747	17,655
Noncash lease expense	3,683	4,065	5,683
Loss on equity method investment	—	750	3,824
Reserve related to note receivable	—	—	1,925
Impairment of equity method investment	—	—	13,684
Other	(395)	724	141
(Increase) decrease in operating assets
Trade receivables, net	17,638	35,301	(4,049)
Other assets	(8,789)	(1,304)	(9,199)
Increase (decrease) in operating liabilities
Accrued payroll costs	5,653	(13,358)	(22,003)
Other liabilities	475	(20,962)	20,296
Payment of benefit under terminated pension plan	—	—	(19,965)
Cash provided by operating activities	86,874	91,465	90,805
Cash flows from investing activities:
Capital expenditures	(7,573)	(7,763)	(8,109)
Proceeds received from company-owned life insurance	2,377	—	1,077
Premiums paid for company-owned life insurance	(2,368)	(1,408)	—
Proceeds from the sale of our joint venture interest	—	5,059	—
Note receivable issued to our joint venture	—	(750)	(6,750)
Equity method investment	—	—	(500)
Cash used in investing activities	(7,564)	(4,862)	(14,282)
Cash flows from financing activities:
Proceeds from credit facility	301,000	594,400	38,200
Payments on credit facility	(309,900)	(578,400)	(112,600)
Repurchases of common stock	(41,938)	(75,024)	(74,913)
Cash dividends	(28,236)	(27,562)	(24,027)
Other	(6)	(19)	(51)
Cash used in financing activities	(79,080)	(86,605)	(173,391)
Change in cash and cash equivalents	230	(2)	(96,868)
Cash and cash equivalents at beginning of year	119	121	96,989
Cash and cash equivalents at end of year	$349	$119	$121
The accompanying notes are an integral part of these consolidated financial statements.

	YEARS ENDED DECEMBER 31,
Supplemental Disclosure of Cash Flow Information	2024	2023	2022
Cash paid during the year for:
Income taxes, net	$9,777	$28,616	$16,579
Operating lease liabilities	4,733	5,232	6,992
Interest, net	1,989	897	885
Non-Cash Financing and Investing Transactions:
ROU assets obtained from operating leases	$3,078	$4,378	$9,997
Unsettled repurchases of common stock	260	920	974
Employee stock purchase plan	798	1,042	1,054
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
Principles of Consolidation
The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. References in this document to “Kforce,” the "Company,” the "Firm,” “management,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: income taxes and the impairment of goodwill. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
For substantially all of our revenue transactions, we have determined that the gross reporting of revenues as a principal, versus net as an agent, is the appropriate accounting treatment because Kforce: (i) is primarily responsible for fulfilling the promise to provide the specified service to the customer; (ii) has discretion in selecting and assigning the temporary workers to particular assignments and engagements and establishing the bill and pay rates; and (iii) bears the risk and rewards of the transaction, including credit risk if the customer fails to pay for services performed.
Our integrated approach deploys highly skilled professionals on a temporary (“Flex”) and permanent (“Direct Hire”) basis.
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
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional and services have been performed. Other than our trade receivable balance, we do not have any material contract assets as of December 31, 2024 and 2023.
We record a contract liability when we receive consideration from a customer prior to transferring services to the customer. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. We do not have any material contract liabilities as of December 31, 2024 and 2023.
Direct Costs
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
Commissions
Our associates place consultants on assignments and earn commissions as a percentage of revenue or gross profit pursuant to a commission plan. The amount of associate commissions paid increases as volume increases. Commissions are accrued at an amount equal to the percent of total expected commissions payable to total revenue or gross profit for the commission-plan period, as applicable. We generally expense sales commissions and any other incremental costs of obtaining a contract as incurred because the amortization period is typically less than one year.
Stock-Based Compensation Expense
Stock-based compensation expense is measured using the grant-date fair value of the award of equity instruments. The expense is recognized over the requisite service period and forfeitures are recognized as incurred. Excess tax benefits or deficiencies of deductions attributable to employees’ vesting of restricted stock are reflected in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Income Taxes
Income taxes are recorded using the asset and liability approach for deferred tax assets and liabilities and the expected future tax consequences of differences between carrying amounts and the tax basis of assets and liabilities. A valuation allowance is recorded unless it is more likely than not that the deferred tax asset can be utilized to offset future taxes.
Management evaluates tax positions taken or expected to be taken in our tax returns and records a liability (including interest and penalties) for uncertain tax positions. We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. The Company recognizes interest and penalties related to uncertain tax positions in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no significant uncertain income tax positions for the year ended December 31, 2024 and 2023.
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
Trade accounts receivable reserves as a percentage of gross trade receivables was less than 1% at both December 31, 2024 and 2023. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the year ended December 31, 2024 and 2023.
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
Goodwill
Management has determined that the reporting units for the goodwill analysis is consistent with our reportable segments. We evaluate goodwill for impairment either through a qualitative or quantitative approach annually on October 1, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If we perform a quantitative assessment that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. Kforce determines the fair market value of each reporting unit based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (the “market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Changes in economic and operating conditions or changes in Kforce’s business strategies that occur after the annual impairment analysis may impact these assumptions and result in a future goodwill impairment charge, which could be material to our consolidated financial statements.
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
On February 23, 2023, Kforce received $6.0 million in exchange for the sale of our 50% noncontrolling interest in WorkLLama to an unaffiliated third party and in full settlement of the outstanding balance of the promissory notes (the “Note Receivable”) that were executed to our joint venture for a total of $4.8 million at December 31, 2022. These proceeds, net of customary transaction costs, amounted to $5.1 million and is presented in the investing section of the Consolidated Statements of Cash Flows.

Operating Leases
Kforce leases property for our field offices and corporate headquarters as well as certain office equipment, which limits our exposure to risks related to ownership. We determine if a contract or arrangement meets the definition of a lease at inception. We elected not to separate lease and non-lease components when determining the consideration in the contract. Right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. If there is no rate implicit in the lease, we use our incremental borrowing rate in the present value calculation, which is estimated using our collateralized borrowing rate and determined based on the terms of our leases and the economic environment in which they exist. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
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
Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are included in Other assets, net in the accompanying Consolidated Balance Sheets. Amortization expense is computed using the straight-line method over the estimated useful lives of the software, which range from one to sixteen years. Amortization expense of capitalized software during the years ended December 31, 2024, 2023 and 2022 was $2.7 million, $1.9 million and $1.8 million, respectively.
Kforce also enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Certain implementation costs of cloud computing arrangements during the development stage are capitalized, which is consistent with the capitalization criteria used for internal use software. Capitalized costs are included in Other assets, net in the accompanying Consolidated Balance Sheets and within operating activities on the Consolidated Statement of Cash Flows. Capitalized cloud computing arrangement implementation costs are amortized using the straight-line method over the remaining term of the contract.
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan both on a participant and aggregate basis. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure, including the extent of outstanding claims and expected changes in health insurance costs.
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

The following table provides information on potentially dilutive securities for the years ended December 31:

(shares in thousands)	2024	2023	2022
Common stock equivalents	237	319	449
Anti-dilutive shares	209	157	292
Treasury Stock
The Board may authorize share repurchases of our common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
Derivative Instrument
The Firm, from time to time, enters into forward starting interest rate swaps. The Firm evaluates the designation of the derivative instrument. Cash flow hedges would be recorded at fair value on the Consolidated Balance Sheets, and the changes in the fair value would be recorded as a component of Accumulated other comprehensive income/loss in the consolidated financial statements. Cash flows from these derivative instruments were classified in the Consolidated Statements of Cash Flows in the same category as the hedged item. The Firm did not have any outstanding interest rate swap derivative instruments as of December 31, 2024 and 2023.
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
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
New Accounting Standards
Recently Adopted Accounting Standards
In November 2023, the FASB issued guidance intended to improve reportable segment disclosure requirements through enhancements for significant segment expenses. These amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This guidance was effective for Kforce on January 1, 2024, and the presentation and disclosure requirements were applied retrospectively to our annual disclosures for the year ended December 31, 2024 and will apply to the interim disclosures beginning January 1, 2025. This new guidance will enhance our disclosures, but did not have a material effect on our consolidated financial statements.

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
In December 2023, the FASB issued guidance for disclosure improvements for income taxes. These amendments require the disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption of this guidance is permitted for annual financial statements that have not yet been issued, with prospective application required. We are adopting this standard effective January 1, 2025. This new guidance will enhance our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.
In November 2024, the FASB issued guidance for disclosure improvements related to the disaggregation of income statement expenses. These amendments require the disaggregation of certain income statement expense captions in a tabular format within the footnotes of the financial statements. This guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption of this guidance is permitted and can be applied prospectively or retrospectively. We are evaluating this new guidance, which may modify our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.
2. Reportable Segments
Kforce’s two reportable segments are Technology and FA. Within each segment, we provide highly skilled professionals on a Flex and Direct Hire basis to our customers on traditional staffing engagements and increasingly, within our Technology segment, as a part of an overall solutions engagement. The chief operating decision-maker (“CODM”), our President and Chief Executive Officer, establishes the strategic direction of the Firm, its priorities and longer-term financial objectives. Our CODM is ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. Our CODM evaluates performance based on, among others, revenue trends (relative to peers and market benchmarks) and segment gross profit, and other key leading indicators such as client visits, job order trends for traditional staffing assignments, opportunity pipeline reviews for solutions-oriented engagements, and trends in consultants on assignment. The CODM uses these financial metrics and productivity measures when making decisions about allocating capital and resources to the segments.
Segment gross profit is defined as segment revenue, less direct costs attributable to the reportable segment. The CODM is not provided income from operations or asset information by reportable segment as operations are largely combined.
The following table provides information on the operations of our segments:

(in thousands)	Technology	FA	Total
2024
Revenue	$1,292,743	$112,565	$1,405,308
Direct costs	950,589	69,274	1,019,863
Gross profit	$342,154	$43,291	$385,445
Less:
Selling, general and administrative expenses			309,802
Depreciation and amortization			5,922
Other expense, net			2,097
Income from operations, before income taxes			$67,624

2023
Revenue	$1,384,553	$147,203	$1,531,756
Direct costs	1,015,157	89,533	1,104,690
Gross profit	$369,396	$57,670	$427,066
Less:
Selling, general and administrative expenses			334,933
Depreciation and amortization			5,012
Other expense, net			1,871
Income from operations, before income taxes			$85,250

2022
Revenue	$1,507,627	$203,138	$1,710,765
Direct costs	1,085,705	123,953	1,209,658
Gross profit	$421,922	$79,185	$501,107
Less:
Selling, general and administrative expenses			379,815
Depreciation and amortization			4,427
Other expense, net			14,423
Income from operations, before income taxes			$102,442
3. Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the years ended December 31:

(in thousands)	Technology	FA	Total
2024
Flex revenue	$1,278,715	$97,729	$1,376,444
Direct Hire revenue	14,028	14,836	28,864
Total Revenue	$1,292,743	$112,565	$1,405,308
2023
Flex revenue	$1,366,095	$127,679	$1,493,774
Direct Hire revenue	18,458	19,524	37,982
Total Revenue	$1,384,553	$147,203	$1,531,756
2022
Flex revenue	$1,476,055	$176,395	$1,652,450
Direct Hire revenue	31,572	26,743	58,315
Total Revenue	$1,507,627	$203,138	$1,710,765

4. Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the years ended December 31, 2024 and 2023:

(in thousands)
Allowance for credit losses, January 1, 2023	$1,006
Current period provision	768
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(668)
Allowance for credit losses, December 31, 2023	1,106
Current period provision	100
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(290)
Allowance for credit losses, December 31, 2024	$916
The allowances on trade receivables presented in the Consolidated Balance Sheets include $0.6 million and $0.5 million for reserves unrelated to credit losses at December 31, 2024 and 2023, respectively.
5. Fixed Assets, Net
The following table presents major classifications of fixed assets and related useful lives:

		DECEMBER 31,
(in thousands, except useful lives)	USEFUL LIFE	2024	2023
Furniture and equipment	2-10 years	$5,166	$4,971
Computer equipment	1-10 years	6,082	6,216
Leasehold improvements	1-10 years	7,395	7,672
Total fixed assets		18,643	18,859
Less accumulated depreciation		(10,920)	(9,441)
Total Fixed assets, net		$7,723	$9,418
Depreciation expense was $3.2 million, $3.1 million and $2.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.
6. Other Assets, Net
Other assets, net consisted of the following:

	DECEMBER 31,
(in thousands)	2024	2023
Assets held in Rabbi Trust	$49,356	$40,389
Capitalized software, net (1)	29,090	16,434
ROU assets for operating leases, net	13,764	14,368
Other non-current assets	2,446	4,733
Total Other assets, net	$94,656	$75,924
(1) The increase in Capitalized software, net for the year ended December 31, 2024 relates to our back-office transformation program to enhance our technology capabilities to better support our clients, consultants and candidates. This balance includes $6.3 million related to capitalized implementation costs from cloud computing arrangements as of December 31, 2024. Accumulated amortization of capitalized software was $40.1 million and $37.6 million as of December 31, 2024 and 2023, respectively.

7. Income Taxes
The provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023	2022
Current tax expense:
Federal	$14,067	$16,530	$17,535
State	5,014	5,998	6,400
Deferred tax expense	(1,871)	1,647	3,076
Total Income tax expense	$17,210	$24,175	$27,011
The provision for income taxes shown above varied from the statutory federal income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of Federal tax effect	5.6	6.0	5.4
Non-deductible compensation and meals and entertainment	1.8	2.3	2.5
Tax credits	(1.5)	(0.8)	(1.2)
Tax benefit from restricted stock vesting	(0.3)	(0.8)	(1.0)
Other	(1.2)	0.7	(0.3)
Effective tax rate	25.4%	28.4%	26.4%
The 2024 effective tax rate was favorably impacted by a reduction in nondeductible executive compensation, non-taxable proceeds from company-owned life insurance, and the recognition of research and development tax credits, as compared to 2023. The 2023 effective rate was unfavorably impacted by a lower Work Opportunity Tax Credit, a lower tax benefit from the vesting of restricted stock and higher non-deductible expenses, as compared to 2022.
Deferred tax assets and liabilities are composed of the following:

	DECEMBER 31,
(in thousands)	2024	2023
Deferred tax assets:
Deferred compensation obligation	$6,549	$6,616
Operating lease liabilities	3,923	4,071
Research and development	2,027	—
Stock-based compensation	1,561	1,475
Accrued liabilities	995	1,345
Accounts receivable reserves	399	382
Other	8	8
Deferred tax assets	15,462	13,897
Deferred tax liabilities:
Fixed assets	(3,700)	(4,307)
ROU assets for operating leases	(3,512)	(3,684)
Goodwill	(2,291)	(2,401)
Prepaid expenses	(513)	(367)
Other	(437)	—
Deferred tax liabilities	(10,453)	(10,759)
Valuation allowance	—	—
Total Deferred tax assets, net	$5,009	$3,138
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
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2021.
8. Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2024, 2023 and 2022:

(in thousands)	Technology	FA	Total
Goodwill, gross amount	$156,391	$19,766	$176,157
Accumulated impairment losses	(139,357)	(11,760)	(151,117)
Goodwill, carrying value	$17,034	$8,006	$25,040
There was no impairment expense related to goodwill for each of the years ended December 31, 2024, 2023 and 2022.
Management performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2024 and 2023. For each of our reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. Based on the qualitative assessments, management determined that it was more likely than not that the fair values of the reporting units were more than the carrying values at December 31, 2024 and 2023. A deterioration in any of the assumptions could result in an impairment charge in the future.
9. Current Liabilities
The following table provides information on certain current liabilities:

	DECEMBER 31,
(in thousands)	2024	2023
Accounts payable	$38,315	$42,842
Deferred compensation payable	8,602	5,927
Customer rebates payable	6,556	7,327
Accrued liabilities	4,259	8,489
Accrued professional fees	4,021	210
Total Accounts payable and other accrued liabilities	$61,753	$64,795
Payroll and benefits	$32,990	$28,110
Health insurance liabilities	3,593	3,727
Payroll taxes	1,698	1,705
Workers’ compensation liabilities	542	426
Total Accrued payroll costs	$38,823	$33,968
10. Operating Leases
The following table presents weighted-average terms for our operating leases:

	DECEMBER 31,
	2024	2023
Weighted-average discount rate	4.3%	4.0%
Weighted-average remaining lease term	6.0 years	6.5 years

The following table presents operating lease expense included in SG&A (in thousands):

	DECEMBER 31,
Lease Cost	2024	2023
Operating lease expense	$4,344	$4,673
Short-term lease expense	1,265	1,396
Variable lease costs	934	1,093
Sublease income	(28)	(189)
Total operating lease expense	$6,515	$6,973
The following table presents the maturities of operating lease liabilities as of December 31, 2024:

(in thousands)
2025	$3,617
2026	3,049
2027	2,662
2028	1,989
2029	1,384
Thereafter	4,257
Total maturities of operating lease liabilities	16,958
Less: imputed interest	2,062
Total operating lease liabilities	$14,896
11. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains a qualified defined contribution 401(k) retirement savings plan for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board. Kforce accrued matching 401(k) contributions of $2.1 million and $1.9 million as of December 31, 2024 and 2023, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 13 thousand, 18 thousand, and 17 thousand shares of common stock at an average purchase price of $62.00, $57.13 and $63.37 per share during the years ended December 31, 2024, 2023 and 2022, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified upon retirement or termination of employment in Accounts payable and other accrued liabilities if payable within the next year, or in Other long-term liabilities if payable after the next year, in the accompanying Consolidated Balance Sheets. At December 31, 2024 and 2023, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $8.6 million and $5.9 million, respectively, and $46.2 million and $42.0 million was included in Other long-term liabilities at December 31, 2024 and 2023, respectively, in the Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, we recognized compensation expense for the plans of $1.3 million, $1.3 million and $0.5 million, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets held within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $49.4 million and $40.4 million as of December 31, 2024 and 2023, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the life insurance policies had a net death benefit of $168.0 million.

12. Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (the “Commitment”). Borrowings under the credit facility are secured by substantially all of the tangible and intangible assets of the Firm. The maturity date of the Amended and Restated Credit Facility is October 20, 2026.
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
The Firm is subject to certain affirmative and negative financial covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.50 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Amended and Restated Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (defined as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Amended and Restated Credit Facility. The total leverage ratio is defined pursuant to the Amended and Restated Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities in excess of $25.0 million over the last four quarters could be limited if (a) the total leverage ratio is greater than 3.00 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of December 31, 2024, we are in compliance with all of our financial covenants contained in the Amended and Restated Credit Facility.
In June 2023, Kforce entered into the First Amendment to the Amended and Restated Credit Facility, by and among Wells Fargo, as administrative agent, and the lenders and financial institutions from time to time party thereto, to replace the LIBOR-based benchmark interest rates with SOFR-based benchmark interest rates.
As of December 31, 2024 and 2023, $32.7 million and $41.6 million was outstanding on the Amended and Restated Credit Facility, respectively. Kforce had $1.0 million and $1.2 million of outstanding letters of credit at December 31, 2024 and 2023, respectively, which pursuant to the Amended and Restated Credit Facility, reduces the availability of the borrowing capacity.
13. Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	DECEMBER 31,
(in thousands)	2024	2023
Deferred compensation payable - long term	$46,183	$42,025
Operating lease liabilities	11,858	12,275
Other long-term liabilities	18	24
Total Other long-term liabilities	$58,059	$54,324
14. Stock-Based Compensation
On April 20, 2023, the Kforce shareholders approved the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards, such as Performance-Based Awards (collectively referred to as “Restricted Stock”). The aggregate number of shares reserved under the 2023 Plan is approximately 3.2 million. Grants of an option or SARs reduce the reserve by one share, while a Restricted Stock award reduces the reserve by 2.72 shares. The 2023 Plan terminates on April 20, 2033.

During the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense was $14.0 million, $17.7 million and $17.7 million, respectively, and is included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations and Comprehensive Income. The related tax benefit for the years ended December 31, 2024, 2023 and 2022 was $3.8 million, $4.8 million and $3.7 million, respectively.
Restricted Stock
Restricted Stock is granted to directors, executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or as part of a compensation package for retention. The LTI award amounts are primarily based on Kforce’s total shareholder return as compared to a predefined peer group. RSAs and RSUs granted during the year ended December 31, 2024 will vest ratably over a period of one to ten years.
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
During the year ended December 31, 2024, management issued 87 thousand shares of performance-based restricted stock awards ("Performance-Based Awards") to certain leaders within the Firm. These Performance-Based Awards are subject to the achievement of certain financial goals as a condition of vesting (“performance goals”) and will be measured over a 10-year period. The Performance-Based Awards become eligible to vest only if these performance goals are achieved and if the grantee remains continuously employed by us through the vesting date. We assess the probability of achieving the performance goals for each reporting period. Determining whether the performance goals will be achieved involves judgment, and the estimate of compensation cost may be revised periodically based on changes in the probability of achieving the performance goals. Revisions are reflected in the period in which the estimate is changed. If the performance goals are deemed unlikely to be met, no compensation cost is recognized and, to the extent previously recognized, compensation cost is reversed. Performance-Based Awards contain the same voting rights as other common stock as well as the right to forfeitable dividends in the form of additional restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. No stock-based compensation expense related to these Performance-Based Awards was recognized during the year ended December 31, 2024.
The following table presents the Restricted Stock activity for the years ended December 31, 2024:

(in thousands, except per share amounts)	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2023	798	$60.80
Granted	396	$57.83
Forfeited	(24)	$54.08
Vested	(260)	$55.24	$15,106
Outstanding at December 31, 2024	910	$61.28
The weighted-average grant date fair value of restricted stock granted was $57.83, $64.97 and $55.85 during the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of restricted stock vested was $15.1 million, $22.5 million and $23.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.
The fair market value of Restricted Stock is determined based on the closing stock price of Kforce’s common stock at the date of grant. RSAs and RSUs are amortized on a straight-line basis over the requisite service period. As of December 31, 2024, total unrecognized stock-based compensation expense related to restricted stock was $43.5 million, which is expected to be recognized over a weighted-average remaining period of 4.5 years.
15. Commitments and Contingencies
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. As of December 31, 2024, these unconditional purchase obligations with an initial or remaining term in excess of one year were approximately $30.7 million and are expected to be paid as follows: $5.6 million in 2025; $8.9 million in 2026, $5.4 million in 2027, $2.3 million in 2028, $2.2 million in 2029, and $6.3 million in 2030 and beyond.

Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a one-year to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At December 31, 2024, our liability would be approximately $27.7 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $8.8 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
Litigation
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business, and we have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable, or the amount of loss cannot be reasonably estimated. The outcome of any litigation is inherently uncertain, but we do not expect that these proceedings and claims, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements; however, if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to additional liabilities that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance that insures us against workers’ compensation, personal and bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2024, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, those controls.
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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2024, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
ITEM 9B.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended December 31, 2024, none of the Firm’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Firm securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2024.
Our Commitment to Integrity applies to all of our directors, officers and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2024.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2024.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2024.
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
KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivable reserves	2022	$2,342	(170)	—	(597)	$1,575
	2023	$1,575	736	—	(668)	$1,643
	2024	$1,643	207	—	(290)	$1,560
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2²	Description of the Company's Common Stock, par value $0.01 per share.

10.1*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.2*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.3*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

10.4*	Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

10.5*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.

10.6*	Form of Restricted Stock Award Agreement under the 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.7*	Kforce Inc. 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 000-26058) filed with the SEC on April 28, 2017.

10.8*
Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.9*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.10*	Amended and Restated Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, dated November 15, 2017, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.11*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Andrew G. Thomas, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 22, 2019.

10.12*	Kforce Inc. 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-231073) filed with the SEC on April 26, 2019.

Exhibit Number	Description

10.13*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.14*	Kforce Inc. 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-237957) filed with the SEC on May 1, 2020.

10.15*	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2020.

10.16*	Kforce Inc. 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-255480) filed with the SEC on April 23, 2021.

10.17*	Form of Restricted Stock Award Agreement under the 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2021.

10.18	Amended and Restated Credit Agreement, dated October 20, 2021, between Kforce Inc. and its subsidiaries and Wells Fargo Bank, National Association, and the other lenders thereto, incorporated by reference to the Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 22, 2021.

10.19*	Employment Agreement, dated February 22, 2023, between Kforce Inc. and Jeffrey B. Hackman, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 24, 2023.

10.20*	Kforce Inc. 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-271697) filed with the SEC on May 5, 2023.

10.21*	Form of Restricted Stock Award Agreement under the 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2023.

10.22*	Form of Employee Restricted Stock Award Agreement under the 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 1, 2023.

10.23	First Amendment to the Amended and Restated Credit Facility, dated June 8, 2023, by and among Kforce Inc., Wells Fargo Bank, National Association and the lenders and financial institutions from time to time party thereto, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on August 2, 2023.

10.24*²	Form of Performance-Based Award Agreement under the 2023 Stock Incentive Plan.

19²	Insider Trading Policy.

21²	List of Subsidiaries.

23²	Consent of Deloitte & Touche LLP.

31.1²	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2²	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.

97²	Amended and Restated Policy Relating to Recovery of Erroneously Awarded Compensation.

101.1
The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

²	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 21, 2025	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 21, 2025	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 21, 2025	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 21, 2025	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Director

Date: February 21, 2025	By:	/s/ DERRICK D. BROOKS
Derrick D. Brooks
Director

Date: February 21, 2025	By:	/s/ CATHERINE H. CLOUDMAN
Catherine H. Cloudman
Director

Date: February 21, 2025	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 21, 2025	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 21, 2025	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 21, 2025	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 21, 2025	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director