Form 10-Q
period 2025-03-31
KFORCE INC
filed 2025-04-30
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding (in thousands) of the registrant’s common stock as of April 23, 2025 was 18,630.

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
This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to:
•expectations of financial or operational performance, including the potential effects of macroeconomic uncertainties, including tariffs, among others, on our business;
•the impacts of revenue and gross profit levels on SG&A expenses as well as our ability to control discretionary spending and decrease operating costs;
•our expectations of growth rates in temporary staffing and future changes in revenue and gross profit margins of each segment of our business;
•the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions;
•potential government actions or changes in policies, laws and regulations;
•effects of interest rate variations and inflation;
•our continued investments in strategic priorities, including our expected implementation of Workday;
•the Firm’s commitment, intent and ability to return significant capital to its shareholders through open market repurchases and quarterly dividends;
•our ability to meet capital expenditure and working capital requirements of our operations;
•the Firm’s priority of retaining talented associates for a higher demand environment in the future;
•changes in client demand for our services and our ability to adapt to such changes;
•financing needs or plans, or our ability to maintain compliance with our credit facility's covenants;
•anticipated costs and benefits of acquisitions, divestitures, joint ventures and other investments; and
•assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2025	2024
Revenue	$330,028	$351,889
Direct costs	241,768	256,639
Gross profit	88,260	95,250
Selling, general and administrative expenses	75,165	78,190
Depreciation and amortization	1,464	1,333
Income from operations	11,631	15,727
Other expense, net	565	656
Income before income taxes	11,066	15,071
Income tax expense	2,921	4,084
Net income	$8,145	$10,987

Earnings per share – basic	$0.45	$0.59
Earnings per share – diluted	$0.45	$0.58

Weighted average shares outstanding – basic	18,161	18,726
Weighted average shares outstanding – diluted	18,241	18,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$444	$349
Trade receivables, net of allowances of $1,504 and $1,560, respectively	220,532	215,690
Prepaid expenses and other current assets	8,845	9,367
Total current assets	229,821	225,406
Fixed assets, net	7,154	7,723
Other assets, net	100,936	94,656
Deferred tax assets, net	5,244	5,009
Goodwill	25,040	25,040
Total assets	$368,195	$357,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$59,367	$61,753
Accrued payroll costs	40,922	38,823
Current portion of operating lease liabilities	3,152	3,038
Income taxes payable	7,856	8,843
Total current liabilities	111,297	112,457
Long-term debt – credit facility	65,500	32,700
Other long-term liabilities	53,371	58,059
Total liabilities	230,168	203,216
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,841 and 73,835 issued, respectively	738	738
Additional paid-in capital	547,260	543,109
Retained earnings	546,916	546,202
Treasury stock, at cost; 55,036 and 54,619 shares, respectively	(956,887)	(935,431)
Total stockholders’ equity	138,027	154,618
Total liabilities and stockholders’ equity	$368,195	$357,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2024	73,835	$738	$543,109	$546,202	54,619	$(935,431)	$154,618
Net income	—	—	—	8,145	—	—	8,145
Issuance for stock-based compensation and dividends, net of forfeitures	6	—	376	(376)	—	—	—
Stock-based compensation expense	—	—	3,656	—	—	—	3,656
Employee stock purchase plan	—	—	119	—	(3)	56	175
Dividends ($0.39 per share)	—	—	—	(7,051)	—	—	(7,051)
Repurchases of common stock	—	—	—	—	420	(21,512)	(21,512)
Other	—	—	—	(4)	—	—	(4)
Balance, March 31, 2025	73,841	$738	$547,260	$546,916	55,036	$(956,887)	$138,027

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2023	73,462	$734	$527,288	$525,222	53,941	$(894,164)	$159,080
Net income	—	—	—	10,987	—	—	10,987
Issuance for stock-based compensation and dividends, net of forfeitures	(7)	1	285	(286)	—	—	—
Stock-based compensation expense	—	—	3,501	—	—	—	3,501
Employee stock purchase plan	—	—	152	—	(3)	52	204
Dividends ($0.38 per share)	—	—	—	(7,128)	—	—	(7,128)
Repurchases of common stock	—	—	—	—	30	(2,139)	(2,139)
Balance, March 31, 2024	73,455	$735	$531,226	$528,795	53,968	$(896,251)	$164,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8,145	$10,987
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(235)	(244)
Provision for (recoveries of) credit losses	69	(40)
Depreciation and amortization	1,464	1,333
Stock-based compensation expense	3,656	3,501
Noncash lease expense	971	938
Other	382	404
(Increase) decrease in operating assets
Trade receivables, net	(4,911)	(3,456)
Other assets	(4,988)	(608)
Increase (decrease) in operating liabilities
Accrued payroll costs	2,273	5,982
Other liabilities	(6,577)	(5,628)
Cash provided by operating activities	249	13,169
Cash flows from investing activities:
Capital expenditures	(4,149)	(1,875)
Premiums paid for company-owned life insurance	(686)	(529)
Cash used in investing activities	(4,835)	(2,404)
Cash flows from financing activities:
Proceeds from credit facility	171,800	107,600
Payments on credit facility	(139,000)	(108,400)
Repurchases of common stock	(21,066)	(2,848)
Cash dividends	(7,051)	(7,128)
Other	(2)	(2)
Cash provided by (used in) financing activities	4,681	(10,778)
Change in cash and cash equivalents	95	(13)
Cash and cash equivalents, beginning of period	349	119
Cash and cash equivalents, end of period	$444	$106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flow Information	2025	2024
Cash Paid During the Period For:
Income taxes, net	$4,156	$300
Operating lease liabilities	1,206	1,297
Interest, net	657	614
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$1,469	$1,152
Employee stock purchase plan	175	204
Unsettled repurchases of common stock	500	200
Equipment and software additions included in accounts payable and other accrued liabilities	—	181
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of our 2024 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2024, was derived from our audited Consolidated Balance Sheet as of December 31, 2024, as presented in our 2024 Annual Report on Form 10-K.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: income taxes and the evaluation of goodwill for impairment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
The following table provides information on potentially dilutive securities:

(shares in thousands)	2025	2024
Three Months Ended March 31,
Common stock equivalents	80	206
Anti-dilutive shares	583	1

New Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the FASB issued guidance for disclosure improvements for income taxes. These amendments require the disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This new guidance is effective for Kforce for our annual disclosures for the year ending December 31, 2025. This new guidance will modify our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.
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
The following table provides information on the operations of our segments:

(in thousands)	Technology	FA	Total
Three Months Ended March 31,
2025
Revenue	$306,284	$23,744	$330,028
Direct costs	227,100	14,668	241,768
Gross profit	$79,184	$9,076	$88,260
Less:
Selling, general and administrative expenses			75,165
Depreciation and amortization			1,464
Other expense, net			565
Income before income taxes			$11,066

2024
Revenue	$322,084	$29,805	$351,889
Direct costs	238,047	18,592	256,639
Gross profit	$84,037	$11,213	$95,250
Less:
Selling, general and administrative expenses			78,190
Depreciation and amortization			1,333
Other expense, net			656
Income before income taxes			$15,071

Note C - Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type:

(in thousands)	Technology	FA	Total
Three Months Ended March 31,
2025
Flex revenue	$302,435	$20,135	$322,570
Direct Hire revenue	3,849	3,609	7,458
Total Revenue	$306,284	$23,744	$330,028
2024
Flex revenue	$318,514	$26,210	$344,724
Direct Hire revenue	3,570	3,595	7,165
Total Revenue	$322,084	$29,805	$351,889
Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the three months ended March 31, 2025:

(in thousands)
Allowance for credit losses, December 31, 2024	$916
Current period provision	69
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(48)
Allowance for credit losses, March 31, 2025	$937
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.6 million for reserves unrelated to credit losses at March 31, 2025 and December 31, 2024.
Note E - Other Assets, Net
Other assets, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Assets held in Rabbi Trust	$47,912	$49,356
Capitalized software, net (1)	34,085	29,090
ROU assets for operating leases, net	14,275	13,764
Other non-current assets	4,664	2,446
Total Other assets, net	$100,936	$94,656
(1) This balance includes $8.8 million and $6.3 million related to capitalized implementation costs from cloud computing arrangements as of March 31, 2025 and December 31, 2024, respectively. Accumulated amortization of capitalized software was $40.8 million and $40.1 million as of March 31, 2025 and December 31, 2024, respectively.

Note F - Current Liabilities
The following table provides information on certain current liabilities:

(in thousands)	March 31, 2025	December 31, 2024
Accounts payable	$42,718	$38,315
Deferred compensation payable	7,423	8,602
Customer rebates payable	4,326	6,556
Accrued liabilities	3,714	4,259
Accrued professional fees	1,186	4,021
Total Accounts payable and other accrued liabilities	$59,367	$61,753
Payroll and benefits	$31,983	$32,990
Payroll taxes	4,396	1,698
Health insurance liabilities	3,988	3,593
Workers’ compensation liabilities	555	542
Total Accrued payroll costs	$40,922	$38,823
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
As of March 31, 2025 and December 31, 2024, $65.5 million and $32.7 million was outstanding under the Amended and Restated Credit Facility, respectively. Kforce had $1.1 million and $1.0 million of outstanding letters of credit at March 31, 2025 and December 31, 2024, respectively, which pursuant to the Amended and Restated Credit Facility, reduces the availability of the borrowing capacity. As of March 31, 2025, we were in compliance with all of the covenants contained in the Amended and Restated Credit Facility.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Deferred compensation payable - long term	$41,087	$46,183
Operating lease liabilities	12,268	11,858
Other long-term liabilities	16	18
Total Other long-term liabilities	$53,371	$58,059
Note I - Stock-Based Compensation
On April 23, 2025, Kforce’s shareholders approved the 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan allows for the issuance of stock options, stock appreciation rights (“SAR”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards, such as Performance-Based Awards (collectively referred to as “Restricted Stock”). The aggregate number of shares reserved under the 2025 Plan is approximately 2.7 million. Grants of an option or SAR reduce the reserve by one share, while a Restricted Stock award reduces the reserve by 2.72 shares. The 2025 Plan terminates on April 23, 2035.

The following table presents the Restricted Stock activity for the three months ended March 31, 2025:

(in thousands, except per share amounts)	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2024	910	$61.28
Granted	8	$60.21
Forfeited	(1)	$57.79
Vested	(6)	$24.10	$308
Outstanding at March 31, 2025	911	$61.53
As of March 31, 2025, total unrecognized stock-based compensation expense related to restricted stock was $39.8 million, which is expected to be recognized over a weighted-average remaining period of 4.4 years.
During the three months ended March 31, 2025 and 2024, stock-based compensation expense was $3.7 million and $3.5 million, respectively. Stock-based compensation is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.
Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At March 31, 2025, our liability would be approximately $28.6 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $9.3 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2025, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the three months ended March 31, 2025 decreased 6.2% (4.7% on a billing day basis) to $330.0 million from $351.9 million in the comparable period in 2024. Revenue decreased 4.9% (3.4% on a billing day basis) and 20.3% (19.1% on a billing day basis) for Technology and FA, respectively, primarily driven by the ongoing macroeconomic uncertainty.
•Flex revenue for the three months ended March 31, 2025 decreased 6.4% (4.9% on a billing day basis) to $322.6 million from $344.7 million in the comparable period in 2024. Flex revenue decreased 5.0% (3.5% on a billing day basis) for Technology and decreased 23.2% (22.0% on a billing day basis) for FA.
•Direct Hire revenue for the three months ended March 31, 2025 increased 4.1% to $7.5 million from $7.2 million in the comparable period in 2024.
•Gross profit margin for the three months ended March 31, 2025 decreased 40 basis points to 26.7% from 27.1% in the comparable period in 2024 as a result of a decline in Flex gross profit margins.
•Flex gross profit margin for the three months ended March 31, 2025 decreased 60 basis points to 25.0% from 25.6% in the comparable period in 2024 primarily driven by higher healthcare costs, which was partially offset by improvements in the spread between bill and pay rates.
•SG&A expenses as a percentage of revenue for the three months ended March 31, 2025 increased to 22.8% from 22.2% in the comparable period in 2024.
•Net income for the three months ended March 31, 2025 decreased 25.9% to $8.1 million, or $0.45 per share, from $11.0 million, or $0.58 per share, for the three months ended March 31, 2024.
•The Firm returned $28.3 million of capital to our shareholders in the form of open market repurchases totaling $21.2 million and quarterly dividends totaling $7.1 million during the three months ended March 31, 2025.
•Cash provided by operating activities was $0.2 million during the three months ended March 31, 2025, as compared to $13.2 million for the three months ended March 31, 2024. The decrease was primarily related to the payment of 2024 federal income taxes that were deferred pursuant to IRS guidance, elevated distributions from our non-qualified deferred compensation plan and the timing of cash receipts from our clients.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. As of March 31, 2025, Kforce employed approximately 1,700 associates and had approximately 7,500 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other leading companies.
Like many others, we entered 2025 with a general sense of optimism for U.S. economic growth. This optimism fueled our expectation of a potential boost in our clients’ confidence resulting in businesses launching technology initiatives that had been deferred for the last several years. The ongoing discussion of potentially significant tariffs, of which the outcome and impact remains unclear, have reintroduced many uncertainties into the U.S. economic outlook. The general tonality is that the early 2025 optimism has waned to a degree, and macroeconomic uncertainties have increased, which may likely result in continued cautiousness being exercised by companies with regard to investing in significant technological change. Such cautiousness may negatively impact our financial results.
Based on data published by the U.S. Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate increased slightly to 4.2% in March 2025 as compared to 4.1% in December 2024. In the latest U.S. staffing industry forecast published by SIA in March 2025, the technology temporary staffing industry is estimated to grow 2% in 2025, which is down from the earlier forecast of 5%.
Operating Results - Three Months Ended March 31, 2025 and 2024
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue by segment:
Technology	92.8%	91.5%
FA	7.2	8.5
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	97.7%	98.0%
Direct Hire	2.3	2.0
Total Revenue	100.0%	100.0%
Gross profit	26.7%	27.1%
Selling, general and administrative expenses	22.8%	22.2%
Depreciation and amortization	0.4%	0.4%
Income from operations	3.5%	4.5%
Income before income taxes	3.4%	4.3%
Net income	2.5%	3.1%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period:

	Three Months Ended March 31,
(in thousands)	2025	Increase (Decrease)	2024
Technology
Flex revenue	$302,435	(5.0)%	$318,514
Direct Hire revenue	3,849	7.8%	3,570
Total Technology revenue	$306,284	(4.9)%	$322,084
FA
Flex revenue	$20,135	(23.2)%	$26,210
Direct Hire revenue	3,609	0.4%	3,595
Total FA revenue	$23,744	(20.3)%	$29,805

Total Flex revenue	$322,570	(6.4)%	$344,724
Total Direct Hire revenue	7,458	4.1%	7,165
Total Revenue	$330,028	(6.2)%	$351,889
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business decreased 5.0% (3.5% on a billing day basis) during the three months ended March 31, 2025, as compared to the same period in 2024, primarily driven by a decrease in consultants on assignment because of the ongoing macroeconomic uncertainties. Our average Technology bill rates improved by 1.1% for the three months ended March 31, 2025, as compared to the same period in 2024. In the second quarter, we expect Technology Flex revenue to improve slightly on a billing day basis sequentially and decrease in the low-to-mid single digits year over year.
Our FA business experienced a decrease in Flex revenue of 23.2% (22.0% on a billing day basis) during the three months ended March 31, 2025, as compared to the same period in 2024, primarily driven by a decrease in consultants on assignment because of the ongoing macroeconomic uncertainties. In the second quarter, we expect FA Flex revenue to decrease in the mid-single digits sequentially.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2025 vs. March 31, 2024
Key Drivers - Increase (Decrease)	Technology	FA
Volume - hours billed	$(19,462)	$(6,309)
Bill rate	3,366	256
Billable expenses	17	(22)
Total change in Flex revenue	$(16,079)	$(6,075)
The following table presents total Flex hours billed by segment and percentage change over the prior period:

	Three Months Ended March 31,
(in thousands)	2025	Increase (Decrease)	2024
Technology	3,337	(6.1)%	3,555
FA	389	(24.0)%	512
Total Flex hours billed	3,726	(8.4)%	4,067
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 4.1% during the three months ended March 31, 2025, as compared to the same period in 2024, which was primarily driven by an increase in placement fees. In the second quarter, we expect Direct Hire Revenue to decrease slightly year over year.

Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents gross profit (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2025	Increase (Decrease)	2024
Technology	25.9%	(0.8)%	26.1%
FA	38.2%	1.6%	37.6%
Total gross profit percentage	26.7%	(1.5)%	27.1%
The total gross profit percentage decreased 40 basis points for the three months ended March 31, 2025, as compared to the same period in 2024, primarily as a result of a decline in Flex gross profit margins.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2025	Increase (Decrease)	2024
Technology	24.9%	(1.6)%	25.3%
FA	27.2%	(6.5)%	29.1%
Total Flex gross profit percentage	25.0%	(2.3)%	25.6%
Our Flex gross profit percentage decreased 60 basis points for the three months ended March 31, 2025, as compared to the same period in 2024.
•Technology Flex gross profit margins decreased 40 basis points for the three months ended March 31, 2025, as compared to the same period in 2024, primarily driven by higher healthcare costs. The impact of higher healthcare costs was partially offset by an improvement in the spread between bill and pay rates. In the second quarter, we expect Technology Flex gross profit margins to increase sequentially due to lower seasonal payroll taxes.
•FA Flex gross profit margins decreased 190 basis points for the three months ended March 31, 2025, as compared to the same period in 2024, primarily driven by a tighter pricing environment, higher healthcare costs and slightly higher payroll taxes. In the second quarter, we expect FA Flex gross profit margins to increase sequentially due to lower seasonal payroll taxes.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2025 vs. March 31, 2024
Key Drivers - Increase (Decrease)	Technology	FA
Revenue impact (volume)	$(4,062)	$(1,766)
Profitability impact (bill rate)	(1,071)	(385)
Total change in Flex gross profit	$(5,133)	$(2,151)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.4% for the three months ended March 31, 2025, as compared to 83.9% for the comparable period in 2024. Commissions and other bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents certain components of SG&A as a percentage of total revenue:

(in thousands)	2025	% of Revenue	2024	% of Revenue
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$63,476	19.2%	$65,609	18.6%
Other (1)	11,689	3.6%	12,581	3.6%
Total SG&A	$75,165	22.8%	$78,190	22.2%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A as a percentage of revenue increased 60 basis points for the three months ended March 31, 2025, as compared to the same period in 2024. We continue to experience a degree of SG&A deleverage as we continue to make investments in our strategic priorities and to retain our most productive associates to strategically position the Firm to capture an increased market share when the demand environment eventually improves. To mitigate the pressure on our profitability levels from the revenue and gross profit declines, we continue to take certain actions to align our costs.
We continue to prioritize investments in our strategic initiatives, including the implementation of Workday as part of our back-office transformation program, which is expected to go live in early 2026; integrated strategy efforts; and the evolution of our nearshore and offshore delivery capabilities.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category:

	Three Months Ended March 31,
(in thousands)	2025	Increase (Decrease)	2024
Fixed asset depreciation	$713	(10.9)%	$800
Capitalized software amortization	751	40.9%	533
Total Depreciation and amortization	$1,464	9.8%	$1,333
Other Expense, Net. Other expense, net was $0.6 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Other expense, net primarily includes interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) was 26.4% and 27.1% for the three months ended March 31, 2025 and 2024, respectively. The primary driver for the decrease relates to the recognition of research and development tax credits associated with the implementation of Workday.

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

	Sequential Growth Rates (GAAP)
	2025	2024
	Q1	Q4	Q3	Q2	Q1
Technology Flex	(3.7)%	(2.5)%	(0.6)%	1.7%	(2.3)%
FA Flex	(12.8)%	(2.7)%	(4.1)%	(5.7)%	(11.5)%
Total Flex revenue	(4.3)%	(2.5)%	(0.8)%	1.2%	(3.1)%

	Sequential Growth Rates (Non-GAAP)
	2025	2024
	Q1	Q4	Q3	Q2	Q1
Billing Days	63	62	64	64	64
Technology Flex	(5.2)%	0.6%	(0.6)%	1.7%	(6.9)%
FA Flex	(14.2)%	0.5%	(4.1)%	(5.7)%	(15.7)%
Total Flex revenue	(5.8)%	0.6%	(0.8)%	1.2%	(7.6)%

	Year-Over-Year Growth Rates (GAAP)
	2025	2024
	Q1	Q4	Q3	Q2	Q1
Technology Flex	(5.0)%	(3.7)%	(3.6)%	(6.4)%	(11.4)%
FA Flex	(23.2)%	(22.1)%	(20.7)%	(23.1)%	(27.2)%
Total Flex revenue	(6.4)%	(5.2)%	(5.0)%	(7.8)%	(12.8)%

	Year-Over-Year Growth Rates (Non-GAAP)
	2025	2024
	Q1	Q4	Q3	Q2	Q1
Billing Days	63	62	64	64	64
Technology Flex	(3.5)%	(5.2)%	(5.1)%	(6.4)%	(11.4)%
FA Flex	(22.0)%	(23.3)%	(21.9)%	(23.1)%	(27.2)%
Total Flex revenue	(4.9)%	(6.7)%	(6.5)%	(7.8)%	(12.8)%
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities, including investing in our business, repurchasing common stock, paying dividends or making acquisitions. Free Cash Flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to, but not a replacement of, our Unaudited Condensed Consolidated Statements of Cash Flows.

The following table presents Free Cash Flow:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$249	$13,169
Capital expenditures	(4,149)	(1,875)
Free cash flow	(3,900)	11,294
Change in debt	32,800	(800)
Repurchases of common stock	(21,066)	(2,848)
Cash dividends	(7,051)	(7,128)
Premiums paid for company-owned life insurance	(686)	(529)
Other	(2)	(2)
Change in cash and cash equivalents	$95	$(13)
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
The following table presents a reconciliation of net income to Adjusted EBITDA:

(in thousands)	2025	2024
Three Months Ended March 31,
Net income	$8,145	$10,987
Depreciation and amortization	1,464	1,333
Stock-based compensation expense	3,656	3,501
Interest expense, net	565	655
Income tax expense	2,921	4,084
Adjusted EBITDA	$16,751	$20,560
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows, as well as borrowings under our credit facility. At March 31, 2025 and December 31, 2024, we had $65.5 million and $32.7 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $133.4 million and $166.3 million, respectively, subject to certain covenants. At March 31, 2025, Kforce had $118.5 million in working capital compared to $112.9 million at December 31, 2024.
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

Cash provided by operating activities was $0.2 million during the three months ended March 31, 2025, as compared to $13.2 million during the three months ended March 31, 2024. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by the payment of 2024 federal income taxes that were deferred pursuant to IRS guidance, higher distributions from our non-qualified deferred compensation plan, lower profitability levels and the timing of collections on trade receivables.
Cash used in investing activities was $4.8 million during the three months ended March 31, 2025, and primarily consisted of cash used for capital expenditures of $4.1 million. Cash used in investing activities during the three months ended March 31, 2024 was $2.4 million and primarily consisted of cash used for capital expenditures of $1.9 million.
Cash provided by financing activities was $4.7 million during the three months ended March 31, 2025, as compared to $10.8 million of cash used in financing activities during the three months ended March 31, 2024. This change was primarily driven by the net proceeds on our Amended and Restated Credit Facility, partially offset by an increase in repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity:

	Three Months Ended March 31,
(in thousands)	2025	2024
Open market repurchases	$20,982	$2,720
Repurchased shares withheld for tax withholding upon vesting of restricted stock	84	128
Total cash flow impact from Repurchases of common stock	$21,066	$2,848
Cash paid in current year for settlement of prior year repurchases	$260	$920
During the three months ended March 31, 2025 and 2024, Kforce declared and paid quarterly dividends of $7.1 million ($0.39 per share) and $7.1 million ($0.38 per share), respectively, which represents a 3% increase on a per share basis. While the Firm’s Board of Directors (the “Board”) has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into the Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. As of March 31, 2025, $65.5 million was outstanding and $133.4 million was available on our Amended and Restated Credit Facility, and as of December 31, 2024, $32.7 million was outstanding. As of March 31, 2025, we were in compliance with all of the covenants contained in the Amended and Restated Credit Facility as described in our 2024 Annual Report on Form 10-K, and we currently expect that we will be able to maintain compliance with these covenants.
Stock Repurchases
During the three months ended March 31, 2025, Kforce repurchased approximately 418 thousand shares of common stock on the open market at a total cost of approximately $21.2 million. In addition, $42.3 million remained available for further repurchases under the Board-authorized common stock repurchase program at March 31, 2025.
Contractual Obligations and Commitments
Other than the changes described below and elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. Management regularly reviews the accounting policies, estimates, assumptions and judgments to ensure that our unaudited condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
NEW ACCOUNTING STANDARDS
Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report for a discussion of new accounting standards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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
ITEM 1A.    RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2024 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Board authorized stock repurchase plan (the “Plan”) are subject to certain price, market, volume and timing constraints, which are specified in the Plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 to January 31, 2025	15,870	$54.23	15,870	$62,637,076
February 1, 2025 to February 28, 2025	193,612	$51.36	191,940	$52,777,188
March 1, 2025 to March 31, 2025	210,640	$49.86	210,640	$42,275,612
Total	420,122	$50.71	418,450	$42,275,612
(1) Includes 1,672 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period February 1, 2025 to February 28, 2025.
(2) In February 2024, the Board approved a change in our stock repurchase authorization increasing the available authorization to $100 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1*	Kforce Inc. 2025 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-286770) filed with the SEC on April 25, 2025.
10.2*²	Form of Restricted Stock Agreements under the 2025 Stock Incentive Plan.
31.1²	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2²	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended March 31, 2025, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

²	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	April 30, 2025	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)