Form 10-Q
period 2025-06-30
KFORCE INC
filed 2025-07-30
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding (in thousands) of the registrant’s common stock at July 23, 2025 was 18,599.

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
This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to:
•expectations of financial or operational performance, including the potential effects of macroeconomic uncertainties, such as inflation and the recently implemented U.S. tariffs, among others, on our business;
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
•changes in demand for our services and our ability to adapt to such changes;
•continued investments in our strategic priorities, including the expected timing of our implementation of Workday and our ability to realize the benefits of our strategic priorities;
•potential government actions or changes in policies, laws and regulations, including material impacts of income tax changes;
•the Firm’s priority of retaining the most productive and tenured associates in preparation for higher levels of demand in the future;
•the Firm’s commitment, intent and ability to return significant capital to its shareholders through open market repurchases and quarterly dividends;
•our ability to meet the capital expenditure and working capital requirements of our operations;
•financing needs or plans, or our ability to maintain compliance with our credit facility's covenants;
•increased cautiousness for companies to invest in significant technological change and the impacts of such cautiousness on our financial results; and
•assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$334,316	$356,318	$664,344	$708,207
Direct costs	243,668	257,345	485,436	513,984
Gross profit	90,648	98,973	178,908	194,223
Selling, general and administrative expenses	74,370	77,718	149,535	155,908
Depreciation and amortization	1,390	1,555	2,854	2,888
Income from operations	14,888	19,700	26,519	35,427
Other expense, net	1,029	504	1,594	1,160
Income before income taxes	13,859	19,196	24,925	34,267
Income tax expense	3,410	5,039	6,331	9,123
Net income	$10,449	$14,157	$18,594	$25,144

Earnings per share – basic	$0.59	$0.76	$1.04	$1.34
Earnings per share – diluted	$0.59	$0.75	$1.03	$1.33

Weighted average shares outstanding – basic	17,714	18,696	17,936	18,711
Weighted average shares outstanding – diluted	17,759	18,886	17,994	18,903
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,472	$349
Trade receivables, net of allowances of $1,446 and $1,560, respectively	209,879	215,690
Prepaid expenses and other current assets	10,501	9,367
Total current assets	222,852	225,406
Fixed assets, net	6,644	7,723
Other assets, net	112,416	94,656
Deferred tax assets, net	6,688	5,009
Goodwill	25,040	25,040
Total assets	$373,640	$357,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$63,293	$61,753
Accrued payroll costs	39,668	38,823
Current portion of operating lease liabilities	3,006	3,038
Income taxes payable	3,365	8,843
Total current liabilities	109,332	112,457
Long-term debt – credit facility	70,000	32,700
Other long-term liabilities	59,888	58,059
Total liabilities	239,220	203,216
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,888 and 73,835 issued, respectively	739	738
Additional paid-in capital	551,200	543,109
Retained earnings	550,143	546,202
Treasury stock, at cost; 55,277 and 54,619 shares, respectively	(967,662)	(935,431)
Total stockholders’ equity	134,420	154,618
Total liabilities and stockholders’ equity	$373,640	$357,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2024	73,835	$738	$543,109	$546,202	54,619	$(935,431)	$154,618
Net income	—	—	—	8,145	—	—	8,145
Issuance for stock-based compensation and dividends, net of forfeitures	6	—	376	(376)	—	—	—
Stock-based compensation expense	—	—	3,656	—	—	—	3,656
Employee stock purchase plan	—	—	119	—	(3)	56	175
Dividends ($0.39 per share)	—	—	—	(7,051)	—	—	(7,051)
Repurchases of common stock	—	—	—	—	420	(21,512)	(21,512)
Other	—	—	—	(4)	—	—	(4)
Balance, March 31, 2025	73,841	738	547,260	546,916	55,036	(956,887)	138,027
Net income	—	—	—	10,449	—	—	10,449
Issuance for stock-based compensation and dividends, net of forfeitures	47	1	322	(323)	—	—	—
Stock-based compensation expense	—	—	3,618	—	—	—	3,618
Dividends ($0.39 per share)	—	—	—	(6,900)	—	—	(6,900)
Repurchases of common stock	—	—	—	—	241	(10,775)	(10,775)
Other	—	—	—	1	—	—	1
Balance, June 30, 2025	73,888	$739	$551,200	$550,143	55,277	$(967,662)	$134,420

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2023	73,462	$734	$527,288	$525,222	53,941	$(894,164)	$159,080
Net income	—	—	—	10,987	—	—	10,987
Issuance for stock-based compensation and dividends, net of forfeitures	(7)	1	285	(286)	—	—	—
Stock-based compensation expense	—	—	3,501	—	—	—	3,501
Employee stock purchase plan	—	—	152	—	(3)	52	204
Dividends ($0.38 per share)	—	—	—	(7,128)	—	—	(7,128)
Repurchases of common stock	—	—	—	—	30	(2,139)	(2,139)
Balance, March 31, 2024	73,455	735	531,226	528,795	53,968	(896,251)	164,505
Net income	—	—	—	14,157	—	—	14,157
Issuance for stock-based compensation and dividends, net of forfeitures	24	—	286	(286)	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	—	3,498
Employee stock purchase plan	—	—	151	—	(3)	51	202
Dividends ($0.38 per share)	—	—	—	(7,101)	—	—	(7,101)
Repurchases of common stock	—	—	—	—	139	(8,641)	(8,641)
Balance, June 30, 2024	73,479	$735	$535,161	$535,565	54,104	$(904,841)	$166,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$18,594	$25,144
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(1,679)	(1,461)
Provision for (recoveries of) credit losses	62	(17)
Depreciation and amortization	2,854	2,888
Stock-based compensation expense	7,274	6,999
Noncash lease expense	1,889	1,848
Other	(454)	(993)
(Increase) decrease in operating assets
Trade receivables, net	5,749	2,730
Other assets	(10,809)	(395)
Increase (decrease) in operating liabilities
Accrued payroll costs	1,019	6,027
Other liabilities	(5,885)	(8,665)
Cash provided by operating activities	18,614	34,105
Cash flows from investing activities:
Capital expenditures	(8,290)	(4,979)
Proceeds from company-owned life insurance	1,383	2,377
Premiums paid for company-owned life insurance	(686)	(1,150)
Cash used in investing activities	(7,593)	(3,752)
Cash flows from financing activities:
Proceeds from credit facility	323,500	141,600
Payments on credit facility	(286,200)	(146,500)
Repurchases of common stock	(32,243)	(11,229)
Cash dividends	(13,951)	(14,229)
Other	(4)	(4)
Cash used in financing activities	(8,898)	(30,362)
Change in cash and cash equivalents	2,123	(9)
Cash and cash equivalents, beginning of period	349	119
Cash and cash equivalents, end of period	$2,472	$110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flow Information	2025	2024
Cash Paid During the Period For:
Income taxes, net	$13,517	$8,593
Operating lease liabilities	2,348	2,485
Interest, net	1,878	1,097
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$3,432	$1,825
Employee stock purchase plan	175	406
Unsettled repurchases of common stock	—	400
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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2024, was derived from our audited Consolidated Balance Sheet at December 31, 2024, as presented in our 2024 Annual Report on Form 10-K.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions include income taxes and the evaluation of goodwill for impairment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements, but we do not expect it to have a material effect on our consolidated financial statements.
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

The following table provides information on potentially dilutive securities:

(shares in thousands)	2025	2024
Three Months Ended June 30,
Common stock equivalents	45	190
Anti-dilutive shares	704	7
Six Months Ended June 30,
Common stock equivalents	58	192
Anti-dilutive shares	701	4
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
Note B - Reportable Segments
Kforce’s two reportable segments are Technology and Finance and Accounting (“FA”). Within each segment, we provide highly skilled professionals on a Flex and Direct Hire basis to our customers on traditional staffing engagements and increasingly, within our Technology segment, as a part of an overall solutions engagement. The chief operating decision-maker (“CODM”), our President and Chief Executive Officer, establishes the strategic direction of the Firm, its priorities and longer-term financial objectives. Our CODM is ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. Our CODM evaluates performance based on, among others, revenue trends (relative to peers and market benchmarks) and segment gross profit, and other key leading indicators such as client visits, job order trends for traditional staffing assignments, opportunity pipeline reviews for solutions-oriented engagements, and trends in consultants on assignment. The CODM uses these financial metrics and productivity measures when making decisions about allocating capital and resources to the segments.
Segment gross profit is defined as segment revenue, less direct costs attributable to the reportable segment. The CODM is not provided income from operations or asset information by reportable segment as operations are largely combined.
The following table provides information on the operations of our segments:

(in thousands)	Technology	FA	Total
Three Months Ended June 30,
2025
Revenue	$310,527	$23,789	$334,316
Direct costs	228,953	14,715	243,668
Gross profit	$81,574	$9,074	$90,648
Less:
Selling, general and administrative expenses			74,370
Depreciation and amortization			1,390
Other expense, net			1,029
Income before income taxes			$13,859

	Technology	FA	Total
2024
Revenue	$327,874	$28,444	$356,318
Direct costs	239,977	17,368	257,345
Gross profit	$87,897	$11,076	$98,973
Less:
Selling, general and administrative expenses			77,718
Depreciation and amortization			1,555
Other expense, net			504
Income before income taxes			$19,196
Six Months Ended June 30,
2025
Revenue	$616,811	$47,533	$664,344
Direct costs	456,053	29,383	485,436
Gross profit	$160,758	$18,150	$178,908
Less:
Selling, general and administrative expenses			149,535
Depreciation and amortization			2,854
Other expense, net			1,594
Income before income taxes			$24,925
2024
Revenue	$649,958	$58,249	$708,207
Direct costs	478,024	35,960	513,984
Gross profit	$171,934	$22,289	$194,223
Less:
Selling, general and administrative expenses			155,908
Depreciation and amortization			2,888
Other expense, net			1,160
Income before income taxes			$34,267
Note C - Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type:

(in thousands)	Technology	FA	Total
Three Months Ended June 30,
2025
Flex revenue	$307,844	$20,567	$328,411
Direct Hire revenue	2,683	3,222	5,905
Total Revenue	$310,527	$23,789	$334,316
2024
Flex revenue	$324,064	$24,720	$348,784
Direct Hire revenue	3,810	3,724	7,534
Total Revenue	$327,874	$28,444	$356,318

	Technology	FA	Total
Six Months Ended June 30,
2025
Flex revenue	$610,279	$40,702	$650,981
Direct Hire revenue	6,532	6,831	13,363
Total Revenue	$616,811	$47,533	$664,344
2024
Flex revenue	$642,578	$50,930	$693,508
Direct Hire revenue	7,380	7,319	14,699
Total Revenue	$649,958	$58,249	$708,207
Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the six months ended June 30, 2025:

(in thousands)
Allowance for credit losses, December 31, 2024	$916
Current period provision	62
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(76)
Allowance for credit losses, June 30, 2025	$902
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.5 million and $0.6 million for reserves unrelated to credit losses at June 30, 2025 and December 31, 2024, respectively.
Note E - Other Assets, Net
Other assets, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Assets held in Rabbi Trust	$52,939	$49,356
Capitalized software, net (1)	40,108	29,090
ROU assets for operating leases, net	15,320	13,764
Other non-current assets	4,049	2,446
Total Other assets, net	$112,416	$94,656
(1) This balance includes $11.6 million and $6.3 million related to capitalized implementation costs from cloud computing arrangements at June 30, 2025 and December 31, 2024, respectively. Accumulated amortization of capitalized software was $41.6 million and $40.1 million at June 30, 2025 and December 31, 2024, respectively.

Note F - Current Liabilities
The following table provides information on certain current liabilities:

(in thousands)	June 30, 2025	December 31, 2024
Accounts payable	$45,625	$38,315
Deferred compensation payable	8,526	8,602
Customer rebates payable	4,918	6,556
Accrued liabilities	2,617	4,259
Accrued professional fees	1,607	4,021
Total Accounts payable and other accrued liabilities	$63,293	$61,753
Payroll and benefits	$33,456	$32,990
Health insurance liabilities	3,759	3,593
Payroll taxes	1,886	1,698
Workers’ compensation liabilities	567	542
Total Accrued payroll costs	$39,668	$38,823
Note G - Credit Facility
On October 20, 2021, the Firm entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders referred to therein (the “Amended and Restated Credit Facility”). Under the Amended and Restated Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. Borrowings under the Amended and Restated Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm. The maturity date of the Amended and Restated Credit Facility is October 20, 2026.
At June 30, 2025 and December 31, 2024, $70.0 million and $32.7 million was outstanding under the Amended and Restated Credit Facility, respectively. Kforce had $1.0 million of outstanding letters of credit at June 30, 2025 and December 31, 2024, which pursuant to the Amended and Restated Credit Facility, reduces the availability of our borrowing capacity. At June 30, 2025, we were in compliance with all of the covenants contained in the Amended and Restated Credit Facility.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Deferred compensation payable - long term	$46,466	$46,183
Operating lease liabilities	13,410	11,858
Other long-term liabilities	12	18
Total Other long-term liabilities	$59,888	$58,059
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

The following table presents the Restricted Stock activity for the six months ended June 30, 2025:

(in thousands, except per share amounts)	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2024	910	$61.28
Granted	60	$48.01
Forfeited	(7)	$63.67
Vested	(38)	$47.67	$1,667
Outstanding at June 30, 2025	925	$60.97
At June 30, 2025, total unrecognized stock-based compensation expense related to restricted stock was $37.7 million, which is expected to be recognized over a weighted-average remaining period of 4.3 years.
During the three and six months ended June 30, 2025, stock-based compensation expense was $3.6 million and $7.3 million, respectively. During the three and six months ended June 30, 2024, stock-based compensation expense was $3.5 million and $7.0 million, respectively. Stock-based compensation is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.
Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At June 30, 2025, our liability would be approximately $28.2 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $9.1 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2025, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the six months ended June 30, 2025 decreased 6.2% (5.5% on a billing day basis) to $664.3 million from $708.2 million in the comparable period in 2024. Revenue decreased 5.1% (4.4% on a billing day basis) and 18.4% (17.8% on a billing day basis) for Technology and FA, respectively, primarily driven by decreases in consultants on assignment, which we believe is related to macroeconomic uncertainties.
•Flex revenue for the six months ended June 30, 2025 decreased 6.1% (5.4% on a billing day basis) to $651.0 million from $693.5 million in the comparable period in 2024. Flex revenue decreased 5.0% (4.3% on a billing day basis) for Technology and 20.1% (19.5% on a billing day basis) for FA. Flex revenue for both Technology and FA improved slightly in the second quarter of 2025 on a sequential billing day basis.
•Direct Hire revenue for the six months ended June 30, 2025 decreased 9.1% to $13.4 million from $14.7 million in the comparable period in 2024. Direct Hire revenue declined 22.1% in the second quarter of 2025 on a sequential billing day basis.
•Gross profit margin for the six months ended June 30, 2025 decreased 50 basis points to 26.9% from 27.4% in the comparable period in 2024 primarily driven by declines in the mix of Direct Hire revenue and Flex gross profit margins.
•Flex gross profit margin for the six months ended June 30, 2025 decreased 50 basis points to 25.4% from 25.9% in the comparable period in 2024 primarily driven by higher healthcare costs.
•SG&A expenses as a percentage of revenue for the six months ended June 30, 2025 increased to 22.5% from 22.0% in the comparable period in 2024 primarily driven by the declines in revenue.
•Net income for the six months ended June 30, 2025 decreased 26.0% to $18.6 million, or $1.03 diluted earnings per share, from $25.1 million, or $1.33 per share, for the six months ended June 30, 2024.
•The Firm returned $45.7 million of capital to our shareholders in the form of open market repurchases totaling $31.7 million and quarterly dividends totaling $14.0 million during the six months ended June 30, 2025.
•Cash provided by operating activities was $18.6 million during the six months ended June 30, 2025, as compared to $34.1 million for the six months ended June 30, 2024. The decrease was primarily related to lower profitability levels, higher capitalized costs related to cloud computing arrangements for our Workday implementation, and the payment of 2024 federal income taxes that were deferred pursuant to IRS guidance.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. At June 30, 2025, Kforce employed over 1,600 associates and had approximately 7,500 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other leading companies.
While early 2025 began with optimism around U.S. economic growth and companies generally investing in technology initiatives to a greater degree, that momentum softened in the first half of 2025 amid rising macroeconomic uncertainties. While the enactment of the One Big Beautiful Bill Act removed some uncertainty related to tax policy, the global trade negotiations and potential retaliatory measures are far from settled and the potential derivative negative effects on the U.S. consumer and broader U.S. economy remain highly uncertain as exhibited by continued mixed economic data. Against the backdrop of the current macro environment, we are pleased to have delivered sequential Flex revenue growth in both our Technology and Finance and Accounting businesses in the second quarter of 2025. Our operating trends suggest that we continue to operate in a demand-constrained environment; however, we believe our clients continue to carry a significant backlog of strategically imperative technology investments that they expect to execute once greater positive visibility exists.
Based on data published by the U.S. Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”), temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate remained flat at 4.1% in June 2025 as compared to December 2024. In the latest U.S. staffing industry forecast published by SIA in March 2025, the technology temporary staffing industry is estimated to grow 2% in 2025, which is down from the earlier forecast of 5%. We would expect a downward adjustment in SIA’s expectations of growth in their next update, which is expected to be released in September 2025.
Operating Results - Three and Six Months Ended June 30, 2025 and 2024
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by segment:
Technology	92.9%	92.0%	92.8%	91.8%
FA	7.1	8.0	7.2	8.2
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	98.2%	97.9%	98.0%	97.9%
Direct Hire	1.8	2.1	2.0	2.1
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	27.1%	27.8%	26.9%	27.4%
Selling, general and administrative expenses	22.2%	21.8%	22.5%	22.0%
Depreciation and amortization	0.4%	0.4%	0.4%	0.4%
Income from operations	4.5%	5.5%	4.0%	5.0%
Income before income taxes	4.1%	5.4%	3.8%	4.8%
Net income	3.1%	4.0%	2.8%	3.6%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Technology
Flex revenue	$307,844	(5.0)%	$324,064	$610,279	(5.0)%	$642,578
Direct Hire revenue	2,683	(29.6)%	3,810	6,532	(11.5)%	7,380
Total Technology revenue	$310,527	(5.3)%	$327,874	$616,811	(5.1)%	$649,958
FA
Flex revenue	$20,567	(16.8)%	$24,720	$40,702	(20.1)%	$50,930
Direct Hire revenue	3,222	(13.5)%	3,724	6,831	(6.7)%	7,319
Total FA revenue	$23,789	(16.4)%	$28,444	$47,533	(18.4)%	$58,249

Total Flex revenue	$328,411	(5.8)%	$348,784	$650,981	(6.1)%	$693,508
Total Direct Hire revenue	5,905	(21.6)%	7,534	13,363	(9.1)%	14,699
Total Revenue	$334,316	(6.2)%	$356,318	$664,344	(6.2)%	$708,207
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business decreased 5.0% during each of the three and six months ended June 30, 2025 and 4.3% on a billing day basis for the six months ended June 30, 2025, as compared to the same periods in 2024. These changes are primarily driven by a decrease in consultants on assignment, which we believe is related to macroeconomic uncertainties. Technology Flex revenue improved 1.8% (0.2% on a billing day basis) sequentially in the second quarter. Our average Technology bill rates remained stable for the three and six months ended June 30, 2025, as compared to the same periods in 2024. In the third quarter, we expect Technology Flex revenue to decline in the low single digits on a sequential basis and mid single digits year over year.
Our FA business experienced a decrease in Flex revenue of 16.8% and 20.1% during the three and six months ended June 30, 2025, respectively, and 19.5% on a billing day basis for the six months ended June 30, 2025, as compared to the same periods in 2024. These changes are primarily driven by a decrease in consultants on assignment. FA Flex revenue improved 2.1% (0.5% on a billing day basis) in the second quarter of 2025 on a sequential billing day basis, which was the first sequential improvement in FA Flex since the second quarter of 2022. Our average FA bill rates improved by 4.7% and 3.0% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, which is reflective of the higher-skilled assignments that we are strategically pursuing. In the third quarter, we expect FA Flex revenue to improve in the mid single digits sequentially and decline in the high single digits year over year.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025 vs. June 30, 2024		June 30, 2025 vs. June 30, 2024
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$(15,474)	$(5,070)	$(34,961)	$(11,380)
Bill rate	(787)	924	2,603	1,181
Billable expenses	41	(7)	59	(29)
Total change in Flex revenue	$(16,220)	$(4,153)	$(32,299)	$(10,228)
The following table presents total Flex hours billed by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Technology	3,404	(4.8)%	3,575	6,741	(5.5)%	7,130
FA	383	(20.5)%	482	771	(22.4)%	994
Total Flex hours billed	3,787	(6.7)%	4,057	7,512	(7.5)%	8,124

Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 21.6% and 9.1% during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, which was primarily driven by decreases in placements, partially offset by an increase in placement fees. In the third quarter, we expect Direct Hire Revenue to remain flat sequentially and decrease in the mid 20% range year over year.
Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents gross profit (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Technology	26.3%	(1.9)%	26.8%	26.1%	(1.5)%	26.5%
FA	38.1%	(2.1)%	38.9%	38.2%	(0.3)%	38.3%
Total gross profit percentage	27.1%	(2.5)%	27.8%	26.9%	(1.8)%	27.4%
The total gross profit percentage decreased 70 and 50 basis points for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily driven by declines in the mix of Direct Hire revenue and Flex gross profit margins.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Technology	25.6%	(1.2)%	25.9%	25.3%	(1.2)%	25.6%
FA	28.5%	(4.0)%	29.7%	27.8%	(5.4)%	29.4%
Total Flex gross profit percentage	25.8%	(1.5)%	26.2%	25.4%	(1.9)%	25.9%
Our Flex gross profit percentage decreased 40 and 50 basis points for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.
•Technology Flex gross profit margins decreased 30 basis points for each of the three and six months ended June 30, 2025, as compared to the same periods in 2024, which was primarily driven by higher healthcare costs and partially offset by slightly improved bill and pay spreads. In the third quarter, we expect Technology Flex gross profit margins to remain stable sequentially.
•FA Flex gross profit margins decreased 120 and 160 basis points for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, which was primarily driven by a tighter pricing environment and higher healthcare costs. In the third quarter, we expect FA Flex gross profit margins to remain stable sequentially.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025 vs. June 30, 2024		June 30, 2025 vs. June 30, 2024
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$(4,209)	$(1,235)	$(8,271)	$(3,006)
Profitability impact (bill rate)	(987)	(265)	(2,057)	(644)
Total change in Flex gross profit	$(5,196)	$(1,500)	$(10,328)	$(3,650)

SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.6% and 84.5% for the three and six months ended June 30, 2025, respectively, as compared to 84.2% and 84.0% for the comparable periods in 2024, respectively. Commissions and other bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents certain components of SG&A as a percentage of total revenue:

(in thousands)	2025	% of Revenue	2024	% of Revenue
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$62,904	18.8%	$65,425	18.4%
Other (1)	11,466	3.4%	12,293	3.4%
Total SG&A	$74,370	22.2%	$77,718	21.8%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$126,380	19.0%	$131,033	18.5%
Other (1)	23,155	3.5%	24,875	3.5%
Total SG&A	$149,535	22.5%	$155,908	22.0%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A as a percentage of revenue increased 40 and 50 basis points for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.
For compensation and related expenses, we continue to experience a degree of SG&A deleverage as we continue to make investments in our strategic priorities and retain our most productive associates to strategically position the Firm to capture an increased market share when the demand environment improves. We also experienced an increase in healthcare costs during the three and six months ended June 30, 2025, as compared to the same periods in 2024. To mitigate the pressure on our profitability levels from the revenue and gross profit declines, we continue to take certain actions to align our costs such as tight discretionary spend control.
We continue to prioritize investments in our strategic initiatives, including the implementation of Workday as part of our back-office transformation program, which is expected to go live in 2026; integrated strategy efforts; the evolution of our nearshore and offshore delivery capabilities; and most recently, driving Kforce’s strategy through leverage of artificial intelligence (“AI”).
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Fixed asset depreciation	$660	(19.4)%	$819	$1,373	(15.2)%	$1,619
Capitalized software amortization	730	(0.8)%	736	1,481	16.7%	1,269
Total Depreciation and amortization	$1,390	(10.6)%	$1,555	$2,854	(1.2)%	$2,888
Other Expense, Net. Other expense, net was $1.0 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Other expense, net was $1.6 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. Other expense, net primarily includes interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) was 25.4% and 26.6% for the six months ended June 30, 2025 and 2024, respectively. The primary driver for the decrease relates to increased research and development tax credits associated with our strategic priorities.

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

	Sequential Growth Rates (GAAP)
	2025		2024
	Q2	Q1	Q4	Q3	Q2
Technology Flex	1.8%	(3.7)%	(2.5)%	(0.6)%	1.7%
FA Flex	2.1%	(12.8)%	(2.7)%	(4.1)%	(5.7)%
Total Flex revenue	1.8%	(4.3)%	(2.5)%	(0.8)%	1.2%
	Sequential Growth Rates (Non-GAAP)
	2025		2024
	Q2	Q1	Q4	Q3	Q2
Billing Days	64	63	62	64	64
Technology Flex	0.2%	(5.2)%	0.6%	(0.6)%	1.7%
FA Flex	0.5%	(14.2)%	0.5%	(4.1)%	(5.7)%
Total Flex revenue	0.2%	(5.8)%	0.6%	(0.8)%	1.2%

	Year-Over-Year Growth Rates (GAAP)
	2025			2024
	YTD	Q2	Q1	YTD	Q2	Q1
Technology Flex	(5.0)%	(5.0)%	(5.0)%	(9.0)%	(6.4)%	(11.4)%
FA Flex	(20.1)%	(16.8)%	(23.2)%	(25.3)%	(23.1)%	(27.2)%
Total Flex revenue	(6.1)%	(5.8)%	(6.4)%	(10.4)%	(7.8)%	(12.8)%
	Year-Over-Year Growth Rates (Non-GAAP)
	2025			2024
	YTD	Q2	Q1	YTD	Q2	Q1
Billing Days	127	64	63	128	64	64
Technology Flex	(4.3)%	(5.0)%	(3.5)%	(9.0)%	(6.4)%	(11.4)%
FA Flex	(19.5)%	(16.8)%	(22.0)%	(25.3)%	(23.1)%	(27.2)%
Total Flex revenue	(5.4)%	(5.8)%	(4.9)%	(10.4)%	(7.8)%	(12.8)%
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

The following table presents Free Cash Flow:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$18,614	$34,105
Capital expenditures	(8,290)	(4,979)
Free cash flow	10,324	29,126
Change in debt	37,300	(4,900)
Repurchases of common stock	(32,243)	(11,229)
Cash dividends	(13,951)	(14,229)
Proceeds from company-owned life insurance	1,383	2,377
Premiums paid for company-owned life insurance	(686)	(1,150)
Other	(4)	(4)
Change in cash and cash equivalents	$2,123	$(9)
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
The following table presents Adjusted EBITDA and includes a reconciliation of Net income to Adjusted EBITDA:

(in thousands)	2025	2024
Three Months Ended June 30,
Net income	$10,449	$14,157
Depreciation and amortization	1,390	1,555
Stock-based compensation expense	3,618	3,498
Interest expense, net	1,018	504
Income tax expense	3,410	5,039
Adjusted EBITDA	$19,885	$24,753
Six Months Ended June 30,
Net income	$18,594	$25,144
Depreciation and amortization	2,854	2,888
Stock-based compensation expense	7,274	6,999
Interest expense, net	1,582	1,159
Income tax expense	6,331	9,123
Adjusted EBITDA	$36,635	$45,313

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows, as well as borrowings under our credit facility. At June 30, 2025 and December 31, 2024, we had $70.0 million and $32.7 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $129.0 million and $166.3 million, respectively, subject to certain covenants. At June 30, 2025, Kforce had $113.5 million in working capital compared to $112.9 million at December 31, 2024.
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
Cash provided by operating activities was $18.6 million during the six months ended June 30, 2025, as compared to $34.1 million during the six months ended June 30, 2024. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels, higher capitalized costs related to cloud computing arrangements for our Workday implementation, and the payment of 2024 federal income taxes that were deferred pursuant to IRS guidance.
Cash used in investing activities was $7.6 million during the six months ended June 30, 2025, and primarily consisted of cash used for capital expenditures of $8.3 million, partially offset by proceeds from company-owned life insurance of $1.4 million. Cash used in investing activities during the six months ended June 30, 2024 was $3.8 million and primarily consisted of cash used for capital expenditures of $5.0 million and premiums paid on company-owned life insurance policies of $1.2 million, partially offset by proceeds from company-owned life insurance of $2.4 million.
Cash provided by financing activities was $8.9 million during the six months ended June 30, 2025, as compared to $30.4 million of cash used in financing activities during the six months ended June 30, 2024. This change was primarily driven by the net proceeds on our Amended and Restated Credit Facility, partially offset by an increase in repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity:

	Six Months Ended June 30,
(in thousands)	2025	2024
Open market repurchases	$31,984	$10,828
Repurchased shares withheld for tax withholding upon vesting of restricted stock	259	401
Total cash flow impact from Repurchases of common stock	$32,243	$11,229
Cash paid in current year for settlement of prior year repurchases	$260	$920
During the six months ended June 30, 2025 and 2024, Kforce declared and paid quarterly dividends of $14.0 million ($0.78 per share) and $14.2 million ($0.76 per share), respectively, which represents a 3% increase on a per share basis. While the Firm’s Board of Directors (the “Board”) has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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

Credit Facility
On October 20, 2021, the Firm entered into the Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. At June 30, 2025, $70.0 million was outstanding and $129.0 million was available on our Amended and Restated Credit Facility, and at December 31, 2024, $32.7 million was outstanding. At June 30, 2025, we were in compliance with all of the covenants contained in the Amended and Restated Credit Facility as described in our 2024 Annual Report on Form 10-K, and we currently expect that we will be able to maintain compliance with these covenants.
Stock Repurchases
During the six months ended June 30, 2025, Kforce repurchased approximately 655 thousand shares of common stock on the open market at a total cost of approximately $31.7 million. In addition, $31.8 million remained available for further repurchases under the Board-authorized common stock repurchase program at June 30, 2025.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Board authorized stock repurchase plan (the “Plan”) are subject to certain price, market, volume and timing constraints, which are specified in the Plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 to April 30, 2025	236,878	$44.33	236,878	$31,773,797
May 1, 2025 to May 31, 2025	4,150	$42.20	—	$31,773,797
June 1, 2025 to June 30, 2025	—	$—	—	$31,773,797
Total	241,028	$44.30	236,878	$31,773,797
(1) Includes 4,150 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period from May 1, 2025 to May 31, 2025.
(2) In February 2024, the Board approved a change to the Plan increasing the available authorization to $100 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.

ITEM 5.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended June 30, 2025, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

²	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	July 30, 2025	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)