Form 10-Q
period 2025-09-30
KFORCE INC
filed 2025-11-06
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding (in thousands) of the registrant’s common stock at October 29, 2025 was 18,141.

KFORCE INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” the “Firm,” “management,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates. This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to:
•expectations of financial or operational performance, including the potential effects of macroeconomic uncertainties, such as inflation, the recent government shutdown and the recently implemented U.S. tariffs, among others, on our business;
•our predictions regarding our clients’ expected execution of technology investments upon more confidence in the macroeconomic environment;
•the impacts of revenue and gross profit levels on SG&A expenses as well as our ability to control discretionary spending, balance revenue levels against productivity expectations, and decrease operating costs;
•our expectations of growth rates in temporary staffing and future changes in revenue and gross profit margins of each segment of our business;
•changes in demand for our services and our ability to adapt to such changes;
•continued investments in our strategic priorities, and our ability to realize the benefits of our strategic priorities;
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
•the impact of technological change, such as artificial intelligence (“AI") and derivative developments including generative AI, agentic AI, cognitive AI, etc. on the demand for our services; and
•assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$332,645	$353,319	$996,989	$1,061,526
Direct costs	240,388	254,752	725,824	768,736
Gross profit	92,257	98,567	271,165	292,790
Selling, general and administrative expenses	75,884	78,308	225,419	234,216
Depreciation and amortization	1,371	1,543	4,225	4,431
Income from operations	15,002	18,716	41,521	54,143
Other expense, net	758	429	2,352	1,589
Income before income taxes	14,244	18,287	39,169	52,554
Income tax expense	3,176	4,078	9,507	13,201
Net income	$11,068	$14,209	$29,662	$39,353

Earnings per share – basic	$0.63	$0.76	$1.66	$2.11
Earnings per share – diluted	$0.63	$0.75	$1.66	$2.08

Weighted average shares outstanding – basic	17,589	18,578	17,819	18,666
Weighted average shares outstanding – diluted	17,645	18,823	17,884	18,878
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,252	$349
Trade receivables, net of allowances of $1,346 and $1,560, respectively	204,468	215,690
Prepaid expenses and other current assets	12,116	9,367
Total current assets	217,836	225,406
Fixed assets, net	6,304	7,723
Other assets, net	119,819	94,656
Deferred tax assets, net	5,153	5,009
Goodwill	25,040	25,040
Total assets	$374,152	$357,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$62,777	$61,753
Accrued payroll costs	47,991	38,823
Current portion of operating lease liabilities	3,225	3,038
Income taxes payable	2,099	8,843
Total current liabilities	116,092	112,457
Long-term debt – credit facility	65,000	32,700
Other long-term liabilities	60,939	58,059
Total liabilities	242,031	203,216
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 73,863 and 73,835 issued, respectively	739	738
Additional paid-in capital	554,511	543,109
Retained earnings	554,083	546,202
Treasury stock, at cost; 55,573 and 54,619 shares, respectively	(977,212)	(935,431)
Total stockholders’ equity	132,121	154,618
Total liabilities and stockholders’ equity	$374,152	$357,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2024	73,835	$738	$543,109	$546,202	54,619	$(935,431)	$154,618
Net income	—	—	—	8,145	—	—	8,145
Issuance for stock-based compensation and dividends, net of forfeitures	6	—	376	(376)	—	—	—
Stock-based compensation expense	—	—	3,656	—	—	—	3,656
Employee stock purchase plan	—	—	119	—	(3)	56	175
Dividends ($0.39 per share)	—	—	—	(7,051)	—	—	(7,051)
Repurchases of common stock	—	—	—	—	420	(21,512)	(21,512)
Other	—	—	—	(4)	—	—	(4)
Balance, March 31, 2025	73,841	738	547,260	546,916	55,036	(956,887)	138,027
Net income	—	—	—	10,449	—	—	10,449
Issuance for stock-based compensation and dividends, net of forfeitures	47	1	322	(323)	—	—	—
Stock-based compensation expense	—	—	3,618	—	—	—	3,618
Dividends ($0.39 per share)	—	—	—	(6,900)	—	—	(6,900)
Repurchases of common stock	—	—	—	—	241	(10,775)	(10,775)
Other	—	—	—	1	—	—	1
Balance, June 30, 2025	73,888	739	551,200	550,143	55,277	(967,662)	134,420
Net income	—	—	—	11,068	—	—	11,068
Issuance for stock-based compensation and dividends, net of forfeitures	(25)	—	277	(277)	—	—	—
Stock-based compensation expense	—	—	3,034	—	—	—	3,034
Dividends ($0.39 per share)	—	—	—	(6,827)	—	—	(6,827)
Repurchases of common stock	—	—	—	—	296	(9,550)	(9,550)
Other	—	—	—	(24)	—	—	(24)
Balance, September 30, 2025	73,863	$739	$554,511	$554,083	55,573	$(977,212)	$132,121

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2023	73,462	$734	$527,288	$525,222	53,941	$(894,164)	$159,080
Net income	—	—	—	10,987	—	—	10,987
Issuance for stock-based compensation and dividends, net of forfeitures	(7)	1	285	(286)	—	—	—
Stock-based compensation expense	—	—	3,501	—	—	—	3,501
Employee stock purchase plan	—	—	152	—	(3)	52	204
Dividends ($0.38 per share)	—	—	—	(7,128)	—	—	(7,128)
Repurchases of common stock	—	—	—	—	30	(2,139)	(2,139)
Balance, March 31, 2024	73,455	735	531,226	528,795	53,968	(896,251)	164,505
Net income	—	—	—	14,157	—	—	14,157
Issuance for stock-based compensation and dividends, net of forfeitures	24	—	286	(286)	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	—	3,498
Employee stock purchase plan	—	—	151	—	(3)	51	202
Dividends ($0.38 per share)	—	—	—	(7,101)	—	—	(7,101)
Repurchases of common stock	—	—	—	—	139	(8,641)	(8,641)
Balance, June 30, 2024	73,479	735	535,161	535,565	54,104	(904,841)	166,620
Net income	—	—	—	14,209	—	—	14,209
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	311	(311)	—	—	—
Stock-based compensation expense	—	—	3,549	—	—	—	3,549
Employee stock purchase plan	—	—	148	—	(4)	58	206
Dividends ($0.38 per share)	—	—	—	(7,053)	—	—	(7,053)
Repurchases of common stock	—	—	—	—	161	(10,157)	(10,157)
Balance, September 30, 2024	73,484	$735	$539,169	$542,410	54,261	$(914,940)	$167,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$29,662	$39,353
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(144)	(2,852)
Provision for credit losses	15	136
Depreciation and amortization	4,225	4,431
Stock-based compensation expense	10,308	10,548
Noncash lease expense	2,821	2,765
Other	(233)	(685)
(Increase) decrease in operating assets
Trade receivables, net	11,207	4,032
Other assets	(15,315)	(4,072)
Increase (decrease) in operating liabilities
Accrued payroll costs	9,342	13,085
Other liabilities	(9,951)	(1,657)
Cash provided by operating activities	41,937	65,084
Cash flows from investing activities:
Capital expenditures	(11,798)	(8,501)
Proceeds from company-owned life insurance	1,383	2,377
Premiums paid for company-owned life insurance	(686)	(1,777)
Cash used in investing activities	(11,101)	(7,901)
Cash flows from financing activities:
Proceeds from credit facility	381,500	173,600
Payments on credit facility	(349,200)	(188,300)
Repurchases of common stock	(41,450)	(21,189)
Cash dividends	(20,778)	(21,282)
Other	(5)	(4)
Cash used in financing activities	(29,933)	(57,175)
Change in cash and cash equivalents	903	8
Cash and cash equivalents, beginning of period	349	119
Cash and cash equivalents, end of period	$1,252	$127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2025	2024
Cash Paid During the Period For:
Income taxes, net	$16,443	$9,085
Operating lease liabilities	3,476	3,609
Interest, net	2,834	1,556
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$4,045	$2,627
Employee stock purchase plan	175	612
Unsettled repurchases of common stock	250	500
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
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated the OBBBA legislative changes into the Company's effective tax rate for the three months ended September 30, 2025, and these changes did not have a material impact on our consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

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
The following table provides information on potentially dilutive securities:

(shares in thousands)	2025	2024
Three Months Ended September 30,
Common stock equivalents	56	245
Anti-dilutive shares	670	4
Nine Months Ended September 30,
Common stock equivalents	65	212
Anti-dilutive shares	650	4
Treasury Stock
The Board of Directors has approved a stock repurchase program, which has been amended several times to increase the aggregate amount of the stock repurchase authorization. During the nine months ended September 30, 2025, Kforce repurchased approximately 950 thousand shares of common stock on the open market at a total cost of approximately $41.1 million under this repurchase program. During the nine months ended September 30, 2024, Kforce repurchased approximately 324 thousand shares of common stock on the open market at a total cost of approximately $20.3 million under this repurchase program. In October 2025, the Board approved an increase in the stock repurchase authorization, bringing the total authorization to $100.0 million for the stock repurchase program.
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
Accounting Standards Not Yet Adopted
In September 2025, the FASB issued guidance that provides targeted improvements for the accounting for internal-use software. This standard replaces the development stage framework with a more judgment-based framework and adds considerations to evaluate whether the probable-to-complete recognition threshold has been met. This guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption of this guidance is permitted and may be applied using a prospective, modified or retrospective approach. We are evaluating this new guidance and the potential impact on our consolidated financial statements.

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
The following table provides information on the operations of our segments:

(in thousands)	Technology	FA	Total
Three Months Ended September 30,
2025
Revenue	$307,145	$25,500	$332,645
Direct costs	224,799	15,589	240,388
Gross profit	$82,346	$9,911	$92,257
Less:
Selling, general and administrative expenses			75,884
Depreciation and amortization			1,371
Other expense, net			758
Income before income taxes			$14,244
2024
Revenue	$325,511	$27,808	$353,319
Direct costs	238,018	16,734	254,752
Gross profit	$87,493	$11,074	$98,567
Less:
Selling, general and administrative expenses			78,308
Depreciation and amortization			1,543
Other expense, net			429
Income before income taxes			$18,287

(in thousands)	Technology	FA	Total
Nine Months Ended September 30,
2025
Revenue	$923,956	$73,033	$996,989
Direct costs	680,852	44,972	725,824
Gross profit	$243,104	$28,061	$271,165
Less:
Selling, general and administrative expenses			225,419
Depreciation and amortization			4,225
Other expense, net			2,352
Income before income taxes			$39,169
2024
Revenue	$975,469	$86,057	$1,061,526
Direct costs	716,042	52,694	768,736
Gross profit	$259,427	$33,363	$292,790
Less:
Selling, general and administrative expenses			234,216
Depreciation and amortization			4,431
Other expense, net			1,589
Income before income taxes			$52,554
Note C - Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type:

(in thousands)	Technology	FA	Total
Three Months Ended September 30,
2025
Flex revenue	$304,272	$21,991	$326,263
Direct Hire revenue	2,873	3,509	6,382
Total Revenue	$307,145	$25,500	$332,645
2024
Flex revenue	$322,118	$23,714	$345,832
Direct Hire revenue	3,393	4,094	7,487
Total Revenue	$325,511	$27,808	$353,319
Nine Months Ended September 30,
2025
Flex revenue	$914,551	$62,693	$977,244
Direct Hire revenue	9,405	10,340	19,745
Total Revenue	$923,956	$73,033	$996,989
2024
Flex revenue	$964,696	$74,644	$1,039,340
Direct Hire revenue	10,773	11,413	22,186
Total Revenue	$975,469	$86,057	$1,061,526

Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the nine months ended September 30, 2025:

(in thousands)
Allowance for credit losses, December 31, 2024	$916
Current period provision	15
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(73)
Allowance for credit losses, September 30, 2025	$858
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.5 million and $0.6 million for reserves unrelated to credit losses at September 30, 2025 and December 31, 2024, respectively.
Note E - Other Assets, Net
Other assets, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Assets held in Rabbi Trust	$55,883	$49,356
Capitalized software, net (1)	45,637	29,090
ROU assets for operating leases, net	14,968	13,764
Other non-current assets	3,331	2,446
Total Other assets, net	$119,819	$94,656
(1) This balance includes $14.6 million and $6.3 million related to capitalized implementation costs from cloud computing arrangements at September 30, 2025 and December 31, 2024, respectively. Accumulated amortization of capitalized software was $42.3 million and $40.1 million at September 30, 2025 and December 31, 2024, respectively.
Note F - Current Liabilities
The following table provides information on certain current liabilities:

(in thousands)	September 30, 2025	December 31, 2024
Accounts payable	$43,201	$38,315
Deferred compensation payable	8,518	8,602
Customer rebates payable	4,933	6,556
Accrued liabilities	3,317	4,259
Accrued professional fees	2,808	4,021
Total Accounts payable and other accrued liabilities	$62,777	$61,753
Payroll and benefits	$41,313	$32,990
Health insurance liabilities	4,171	3,593
Payroll taxes	1,926	1,698
Workers’ compensation liabilities	581	542
Total Accrued payroll costs	$47,991	$38,823

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
At September 30, 2025 and December 31, 2024, $65.0 million and $32.7 million was outstanding under the Amended and Restated Credit Facility, respectively. Kforce had $1.0 million of outstanding letters of credit at September 30, 2025 and December 31, 2024, which pursuant to the Amended and Restated Credit Facility, reduces the availability of our borrowing capacity. At September 30, 2025, we were in compliance with all of the covenants contained in the Amended and Restated Credit Facility.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Deferred compensation payable - long term	$48,073	$46,183
Operating lease liabilities	12,855	11,858
Other long-term liabilities	11	18
Total Other long-term liabilities	$60,939	$58,059
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
The following table presents the Restricted Stock activity for the nine months ended September 30, 2025:

(in thousands, except per share amounts)	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2024	910	$61.28
Granted	75	$49.34
Forfeited	(47)	$61.06
Vested	(41)	$46.64	$1,777
Outstanding at September 30, 2025	897	$60.96
At September 30, 2025, total unrecognized stock-based compensation expense related to restricted stock was $32.8 million, which is expected to be recognized over a weighted-average remaining period of 4.3 years.
During the three and nine months ended September 30, 2025, stock-based compensation expense was $3.0 million and $10.3 million, respectively. During the three and nine months ended September 30, 2024, stock-based compensation expense was $3.5 million and $10.5 million, respectively. Stock-based compensation is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.

Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At September 30, 2025, our liability would be approximately $27.4 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $8.6 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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
Note K - Subsequent Events
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which includes a $10.0 million sublimit for the issuance of standby and commercial letters and $10.0 million sublimit for swingline loans, and may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm. The maturity date of the Credit Facility is November 5, 2030.
The terms and conditions of the Credit Facility entered into on November 5, 2025 are substantially the same as the Amended and Restated Credit Facility entered into on October 20, 2021. Any loan under the Credit Facility will bear interest at a rate equal to either (a) Term SOFR (as described below) plus the Applicable Margin (as described below) or (b) the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50%, (iii) Term SOFR for a one-month interest period plus 1.00% and (iv) 1.00% plus the Applicable Margin (the “Base Rate”).
Term SOFR refers to the Secured Overnight Financing Rate published term rate for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Term SOFR loans ranges from 1.250% to 1.625% and the Applicable Margin for Base Rate loans ranges from 0.250% to 0.625%.
The Firm will continually be subject to certain affirmative and negative covenants including, but not limited to, the maintenance of a fixed charge coverage ratio of not less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.50 to 1.00.
Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities in excess of $25.0 million in any fiscal year could be limited if (a) the total leverage ratio is greater than 3.00 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2025, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the nine months ended September 30, 2025 decreased 6.1% (5.6% on a billing day basis) to nearly $1.00 billion from $1.06 billion in the comparable period in 2024. Revenue decreased 5.3% (4.8% on a billing day basis) and 15.1% (14.7% on a billing day basis) for Technology and FA, respectively, primarily driven by decreases in consultants on assignment, which we believe is primarily related to macroeconomic uncertainties.
•Flex revenue for the nine months ended September 30, 2025 decreased 6.0% (5.5% on a billing day basis) to $0.98 billion from $1.04 billion in the comparable period in 2024. Flex revenue decreased 5.2% (4.7% on a billing day basis) for Technology and 16.0% (15.6% on a billing day basis) for FA. Notably, Flex revenue for FA improved nearly 7% in the third quarter of 2025 on a sequential billing day basis primarily due to more consultants on assignment.
•Direct Hire revenue for the nine months ended September 30, 2025 decreased 11.0% to $19.7 million from $22.2 million in the comparable period in 2024.
•Gross profit margin for the nine months ended September 30, 2025 decreased 40 basis points to 27.2% from 27.6% in the comparable period in 2024 primarily driven by declines in the mix of Direct Hire revenue and Flex gross profit margins.
•Flex gross profit margin for the nine months ended September 30, 2025 decreased 30 basis points to 25.7% from 26.0% in the comparable period in 2024 primarily driven by higher healthcare costs.
•SG&A expenses as a percentage of revenue for the nine months ended September 30, 2025 increased to 22.6% from 22.1% in the comparable period in 2024 primarily driven by the declines in revenue and gross profit.
•Net income for the nine months ended September 30, 2025 decreased 24.6% to $29.7 million, or $1.66 diluted earnings per share, from $39.4 million, or $2.08 diluted earnings per share, for the nine months ended September 30, 2024.
•The Firm returned $61.9 million of capital to our shareholders in the form of open market repurchases totaling $41.1 million and quarterly dividends totaling $20.8 million during the nine months ended September 30, 2025.
•Cash provided by operating activities was $41.9 million during the nine months ended September 30, 2025, as compared to $65.1 million for the nine months ended September 30, 2024. The decrease was primarily related to lower profitability levels, higher capitalized implementation costs related to cloud computing arrangements for Workday, and the payment of 2024 federal income taxes that were deferred pursuant to IRS guidance.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. At September 30, 2025, Kforce employed over 1,600 associates and had approximately 7,500 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other leading companies.
While early 2025 began with optimism around U.S. economic growth and increased investment in technology initiatives, persistent macro uncertainties have continued throughout 2025 including, the recent Federal Government shutdown; continuing global trade negotiations and the potential derivative negative effects on the U.S. consumer and broader U.S. economy; and the ongoing weakness in the labor markets marked by prolonged stagnation in job gains and increased layoff announcements, although unemployment remains near historically low levels. We believe that the uncertainties in the current macro environment, along with the technological roadmaps by companies being defined, and redefined, given the rapid advancements in AI, and derivatives thereof, have led many organizations to be cautious in their strategic planning and near-term technology investment decisions. Against the backdrop of these uncertainties, we are pleased with our recent financial performance. While conversations with our clients and overall market trends continue to indicate that we are operating in a demand-constrained environment, we believe our clients continue to carry a significant backlog of strategically imperative technology investments that they expect to execute once their confidence in the macro environment improves.
Based on data published by the Staffing Industry Analysts (“SIA”), temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate increased to 4.3% in August 2025 as compared to 4.1% in December 2024. In the latest U.S. staffing industry forecast published by SIA in September 2025, the technology temporary staffing industry is estimated to decline 2% in 2025.
Operating Results - Three and Nine Months Ended September 30, 2025 and 2024
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by segment:
Technology	92.3%	92.1%	92.7%	91.9%
FA	7.7	7.9	7.3	8.1
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	98.1%	97.9%	98.0%	97.9%
Direct Hire	1.9	2.1	2.0	2.1
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	27.7%	27.9%	27.2%	27.6%
Selling, general and administrative expenses	22.8%	22.2%	22.6%	22.1%
Depreciation and amortization	0.4%	0.4%	0.4%	0.4%
Income from operations	4.5%	5.3%	4.2%	5.1%
Income before income taxes	4.3%	5.2%	3.9%	5.0%
Net income	3.3%	4.0%	3.0%	3.7%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Technology
Flex revenue	$304,272	(5.5)%	$322,118	$914,551	(5.2)%	$964,696
Direct Hire revenue	2,873	(15.3)%	3,393	9,405	(12.7)%	10,773
Total Technology revenue	$307,145	(5.6)%	$325,511	$923,956	(5.3)%	$975,469
FA
Flex revenue	$21,991	(7.3)%	$23,714	$62,693	(16.0)%	$74,644
Direct Hire revenue	3,509	(14.3)%	4,094	10,340	(9.4)%	11,413
Total FA revenue	$25,500	(8.3)%	$27,808	$73,033	(15.1)%	$86,057

Total Flex revenue	$326,263	(5.7)%	$345,832	$977,244	(6.0)%	$1,039,340
Total Direct Hire revenue	6,382	(14.8)%	7,487	19,745	(11.0)%	22,186
Total Revenue	$332,645	(5.9)%	$353,319	$996,989	(6.1)%	$1,061,526
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business decreased 5.5% and 5.2% during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. On a billing day basis, the decreases were 5.5% and 4.7% during the three and nine months ended September 30, 2025, respectively. These changes are primarily driven by a decrease in consultants on assignment, which we believe is primarily related to macroeconomic uncertainties. Our average Technology bill rate was $90 for the three and nine months ended September 30, 2025, which remained flat as compared to the same periods in 2024. In the fourth quarter, we expect Technology Flex revenue to increase in the low single digits sequentially on a billing day basis and decline in the mid-single digits year over year on a billing day basis.
Our FA business experienced a decrease in Flex revenue of 7.3% and 16.0% during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. On a billing day basis, the decreases were 7.3% and 15.6% during the three and nine months ended September 30, 2025, respectively. These changes are primarily driven by a decrease in consultants on assignment, which we believe is related to macroeconomic uncertainties. Notably, FA Flex revenue increased 6.9% on a sequential basis in the third quarter, representing the second consecutive quarter of sequential improvement on a billing day basis, primarily due to more consultants on assignment. Our average FA bill rates improved by 2.2% and 2.8% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, which is reflective of the higher-skilled assignments that we are strategically pursuing. In the fourth quarter, we expect FA Flex revenue to be slightly up sequentially on a billing day basis and decline in the mid-single digits year over year on a billing day basis.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025 vs. September 30, 2024		September 30, 2025 vs. September 30, 2024
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$(15,438)	$(2,202)	$(50,407)	$(13,619)
Bill rate	(2,450)	477	161	1,695
Billable expenses	42	2	101	(27)
Total change in Flex revenue	$(17,846)	$(1,723)	$(50,145)	$(11,951)

The following table presents total Flex hours billed by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Technology	3,383	(4.8)%	3,553	10,124	(5.2)%	10,683
FA	412	(9.5)%	455	1,183	(18.4)%	1,449
Total Flex hours billed	3,795	(5.3)%	4,008	11,307	(6.8)%	12,132
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 14.8% and 11.0% during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, which was primarily driven by a decrease in placements, partially offset by an increase in placement fees. In the fourth quarter, we expect Direct Hire Revenue to decline slightly on a sequential basis due to seasonality and decrease in the low-teens range year over year.
Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents gross profit (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Technology	26.8%	(0.4)%	26.9%	26.3%	(1.1)%	26.6%
FA	38.9%	(2.3)%	39.8%	38.4%	(1.0)%	38.8%
Total gross profit percentage	27.7%	(0.7)%	27.9%	27.2%	(1.4)%	27.6%
Total gross profit percentage decreased 20 basis points for the three months ended September 30, 2025, as compared to the same period in 2024, primarily driven by declines in the mix of Direct Hire revenue and FA Flex gross profit margins. Total gross profit percentage decreased 40 basis points for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily driven by declines in the mix of Direct Hire revenue and Flex gross profit margins.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Technology	26.1%	—%	26.1%	25.6%	(0.8)%	25.8%
FA	29.1%	(1.0)%	29.4%	28.3%	(3.7)%	29.4%
Total Flex gross profit percentage	26.3%	—%	26.3%	25.7%	(1.2)%	26.0%
Our Flex gross profit percentage remained flat and decreased 30 basis points for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.
•Technology Flex gross profit margins remained flat and decreased 20 basis points for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease for the nine months ended September 30, 2025 was primarily driven by higher healthcare costs, which was partially offset by slightly improved bill and pay spreads. In the fourth quarter, we expect Technology Flex gross profit margins to decline sequentially due to the typical season impact of vacation days taken by our consultants, although the underlying bill and pay spreads are expected to be stable.

•FA Flex gross profit margins decreased 30 and 110 basis points for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease for the three months ended September 30, 2025 was primarily driven by changes in our client portfolio mix and unfavorable payroll taxes. The decrease for the nine months ended September 30, 2025 includes the aforementioned items, in addition to higher healthcare costs. In the fourth quarter, we expect FA Flex gross profit margins to decline slightly due to seasonality on a sequential basis.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025 vs. September 30, 2024		September 30, 2025 vs. September 30, 2024
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$(4,659)	$(508)	$(12,925)	$(3,515)
Profitability impact (bill rate)	32	(71)	(2,031)	(714)
Total change in Flex gross profit	$(4,627)	$(579)	$(14,956)	$(4,229)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.1% and 84.4% for the three and nine months ended September 30, 2025, respectively, as compared to 84.5% and 84.2% for the comparable periods in 2024, respectively. Commissions and other bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.
The following table presents certain components of SG&A as a percentage of total revenue:

(in thousands)	2025	% of Revenue	2024	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$63,849	19.2%	$66,188	18.7%
Other (1)	12,035	3.6%	12,120	3.5%
Total SG&A	$75,884	22.8%	$78,308	22.2%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$190,229	19.1%	$197,221	18.6%
Other (1)	35,190	3.5%	36,995	3.5%
Total SG&A	$225,419	22.6%	$234,216	22.1%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A as a percentage of revenue increased 60 and 50 basis points for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.
For compensation and related expenses, we continue to experience a degree of SG&A deleverage as we continue to make investments in our strategic priorities and retain our most productive associates to strategically position the Firm to capture an increased market share when the demand environment improves. We also experienced an increase in healthcare costs during the nine months ended September 30, 2025, as compared to the same period in 2024. To mitigate the pressure on our profitability levels from the revenue and gross profit declines, we continue to take certain actions to align our costs such as balancing revenue levels against productivity expectations and tight discretionary spend control.
We continue to prioritize investments in our strategic initiatives, including the implementation of Workday as part of our back-office transformation program, integrated strategy efforts, the evolution of our nearshore and offshore delivery capabilities, and driving our strategy through leverage of AI.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Fixed asset depreciation	$641	(20.1)%	$802	$2,015	(16.8)%	$2,421
Capitalized software amortization	730	(1.5)%	741	2,210	10.0%	2,010
Total Depreciation and amortization	$1,371	(11.1)%	$1,543	$4,225	(4.6)%	$4,431

Other Expense, Net. Other expense, net was $0.8 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. Other expense, net was $2.4 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. Other expense, net primarily includes interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) was 24.3% and 25.1% for the nine months ended September 30, 2025 and 2024, respectively. The primary driver for the decrease relates to increased research and development tax credits associated with our strategic priorities.
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

	Sequential Growth Rates (GAAP)
	2025			2024
	Q3	Q2	Q1	Q4	Q3
Technology Flex	(1.2)%	1.8%	(3.7)%	(2.5)%	(0.6)%
FA Flex	6.9%	2.1%	(12.8)%	(2.7)%	(4.1)%
Total Flex revenue	(0.7)%	1.8%	(4.3)%	(2.5)%	(0.8)%
	Sequential Growth Rates (Non-GAAP)
	2025			2024
	Q3	Q2	Q1	Q4	Q3
Billing Days	64	64	63	62	64
Technology Flex	(1.2)%	0.2%	(5.2)%	0.6%	(0.6)%
FA Flex	6.9%	0.5%	(14.2)%	0.5%	(4.1)%
Total Flex revenue	(0.7)%	0.2%	(5.8)%	0.6%	(0.8)%

	Year-Over-Year Growth Rates (GAAP)
	2025				2024
	YTD	Q3	Q2	Q1	YTD	Q3	Q2	Q1
Technology Flex	(5.2)%	(5.5)%	(5.0)%	(5.0)%	(7.2)%	(3.6)%	(6.4)%	(11.4)%
FA Flex	(16.0)%	(7.3)%	(16.8)%	(23.2)%	(23.9)%	(20.7)%	(23.1)%	(27.2)%
Total Flex revenue	(6.0)%	(5.7)%	(5.8)%	(6.4)%	(8.7)%	(5.0)%	(7.8)%	(12.8)%
	Year-Over-Year Growth Rates (Non-GAAP)
	2025				2024
	YTD	Q3	Q2	Q1	YTD	Q3	Q2	Q1
Billing Days	191	64	64	63	192	64	64	64
Technology Flex	(4.7)%	(5.5)%	(5.0)%	(3.5)%	(7.7)%	(5.1)%	(6.4)%	(11.4)%
FA Flex	(15.6)%	(7.3)%	(16.8)%	(22.0)%	(24.3)%	(21.9)%	(23.1)%	(27.2)%
Total Flex revenue	(5.5)%	(5.7)%	(5.8)%	(4.9)%	(9.2)%	(6.5)%	(7.8)%	(12.8)%

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
The following table presents Free Cash Flow:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$41,937	$65,084
Capital expenditures	(11,798)	(8,501)
Free cash flow	30,139	56,583
Change in debt	32,300	(14,700)
Repurchases of common stock	(41,450)	(21,189)
Cash dividends	(20,778)	(21,282)
Proceeds from company-owned life insurance	1,383	2,377
Premiums paid for company-owned life insurance	(686)	(1,777)
Other	(5)	(4)
Change in cash and cash equivalents	$903	$8
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

The following table presents Adjusted EBITDA and includes a reconciliation of Net income to Adjusted EBITDA:

(in thousands)	2025	2024
Three Months Ended September 30,
Net income	$11,068	$14,209
Depreciation and amortization	1,371	1,543
Stock-based compensation expense	3,034	3,549
Interest expense, net	758	429
Income tax expense	3,176	4,078
Adjusted EBITDA	$19,407	$23,808
Nine Months Ended September 30,
Net income	$29,662	$39,353
Depreciation and amortization	4,225	4,431
Stock-based compensation expense	10,308	10,548
Interest expense, net	2,340	1,589
Income tax expense	9,507	13,201
Adjusted EBITDA	$56,042	$69,122
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows, as well as borrowings under our credit facility. At September 30, 2025 and December 31, 2024, we had $65.0 million and $32.7 million outstanding under our Amended and Restated Credit Facility, respectively, and the borrowing availability was $134.0 million and $166.3 million, respectively, subject to certain covenants. At September 30, 2025, Kforce had $101.7 million in working capital compared to $112.9 million at December 31, 2024.
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
Cash provided by operating activities was $41.9 million during the nine months ended September 30, 2025, as compared to $65.1 million during the nine months ended September 30, 2024. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels, higher capitalized implementation costs related to cloud computing arrangements for Workday, and the payment of 2024 federal income taxes that were deferred pursuant to IRS guidance.
Cash used in investing activities was $11.1 million during the nine months ended September 30, 2025, and primarily consisted of cash used for capital expenditures of $11.8 million, partially offset by proceeds from company-owned life insurance of $1.4 million. Cash used in investing activities during the nine months ended September 30, 2024 was $7.9 million and primarily consisted of cash used for capital expenditures of $8.5 million and premiums paid on company-owned life insurance policies of $1.8 million, partially offset by proceeds from company-owned life insurance of $2.4 million.
Cash provided by financing activities was $29.9 million during the nine months ended September 30, 2025, as compared to $57.2 million of cash used in financing activities during the nine months ended September 30, 2024. This change was primarily driven by the net proceeds on our Amended and Restated Credit Facility, partially offset by an increase in repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Open market repurchases	$41,160	$20,729
Repurchased shares withheld for tax withholding upon vesting of restricted stock	290	460
Total cash flow impact from Repurchases of common stock	$41,450	$21,189
Cash paid in current year for settlement of prior year repurchases	$260	$920

During the nine months ended September 30, 2025 and 2024, Kforce’s Board of Directors (the “Board”) declared and paid quarterly dividends of $20.8 million ($1.17 per share) and $21.3 million ($1.14 per share), respectively, which represents a 3% increase on a per share basis. While the Board has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On October 20, 2021, the Firm entered into the Amended and Restated Credit Facility, which has a maximum borrowing capacity of $200.0 million, and subject to certain conditions and the participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million. At September 30, 2025, $65.0 million was outstanding and $134.0 million was available on our Amended and Restated Credit Facility, and at December 31, 2024, $32.7 million was outstanding. At September 30, 2025, we were in compliance with all of the covenants contained in the Amended and Restated Credit Facility as described in our 2024 Annual Report on Form 10-K, and we currently expect that we will be able to maintain compliance with these covenants.
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein. For additional details on the Credit Facility, refer to Note K - “Subsequent Events” in the Unaudited Condensed Consolidated Financial Statements, included in this report on Form 10-Q.
Stock Repurchases
In October 2025, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the nine months ended September 30, 2025, Kforce repurchased approximately 950 thousand shares of common stock on the open market at a total cost of approximately $41.1 million. In addition, $22.3 million remained available for further repurchases under the Board-authorized common stock repurchase program at September 30, 2025.
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

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 to July 31, 2025	38,447	$37.04	38,447	$30,349,612
August 1, 2025 to August 31, 2025	100,084	$32.29	99,129	$27,148,895
September 1, 2025 to September 30, 2025	156,843	$30.61	156,843	$22,347,693
Total	295,374	$32.02	294,419	$22,347,693
(1) Includes 955 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period from August 1, 2025 to August 31, 2025.
(2) In October 2025, the Board approved a change to the Plan increasing the available authorization to $100 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
New Credit Facility
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which includes a $10.0 million sublimit for the issuance of standby and commercial letters and $10.0 million sublimit for swingline loans, and may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm. The maturity date of the Credit Facility is November 5, 2030.
The terms and conditions of the Credit Facility entered into on November 5, 2025 are substantially the same as the Amended and Restated Credit Facility entered into on October 20, 2021. Any loan under the Credit Facility will bear interest at a rate equal to either (a) Term SOFR (as described below) plus the Applicable Margin (as described below) or (b) the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50%, (iii) Term SOFR for a one-month interest period plus 1.00% and (iv) 1.00% plus the Applicable Margin (the “Base Rate”).
Term SOFR refers to the Secured Overnight Financing Rate published term rate for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Term SOFR loans ranges from 1.250% to 1.625% and the Applicable Margin for Base Rate loans ranges from 0.250% to 0.625%.
The Firm will continually be subject to certain affirmative and negative covenants including, but not limited to, the maintenance of a fixed charge coverage ratio of not less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.50 to 1.00.
Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities in excess of $25.0 million in any fiscal year could be limited if (a) the total leverage ratio is greater than 3.00 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million.
The foregoing description of the Credit Facility is qualified in its entirety by the terms of the agreement. The Credit Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Insider Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1²	Credit Agreement, dated November 5, 2025, between Kforce Inc. and its subsidiaries and Bank of America, N.A., and the lenders referred to therein.
19²	Amended and Restated Insider Trading Policy, effective September 1, 2025.
31.1²	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2²	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended September 30, 2025, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

²	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	November 5, 2025	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)