Form 10-K
period 2025-12-31
KFORCE INC
filed 2026-02-20
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was $631,584,720. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding (in thousands) of the registrant’s common stock at February 13, 2026 was 18,278.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 22, 2026 (“Proxy Statement”)	Part III

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
This report, particularly Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to:
•expectations of financial or operational performance, including the potential effects of macroeconomic uncertainties, such as those resulting from inflation and the recently implemented U.S. tariffs on our business;
•our expectations regarding our clients’ anticipated investments in technology initiatives, both from a volume and timing perspective;
•our expectations regarding the impact of technological change, such as artificial intelligence (“AI") and derivative developments including generative AI, agentic AI, cognitive AI, etc. on the demand for our services;
•our expectations of growth rates in temporary staffing, the broader information technology services markets, or our traditional staffing mixed with solutions-oriented engagement offerings;
•the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions;
•changes in demand for our services and our ability to adapt to such changes;
•the impacts of revenue and gross profit changes on SG&A expenses;
•continued investments in our strategic priorities, and our ability to realize the expected future benefits;
•our expectations regarding the effects of our business strategies on operating margins, our position to achieve long-term goals, client and consultant satisfaction ratings, and associate productivity measures;
•a constraint in the supply of consultants and candidates or the Firm’s ability to attract or retain talented associates;
•the level of or changes to anticipated future expenses, and the occurrence of unanticipated expenses;
•potential government actions or changes in policies, laws and regulations, including material impacts of income tax changes;
•the Firm’s priority of retaining the most productive and tenured associates in preparation for higher levels of demand in the future;
•the Firm’s commitment, intent and ability to return significant capital to its shareholders through open market share repurchases and quarterly dividends;
•our ability to meet the capital expenditure and working capital requirements of our operations;
•financing needs or plans, or our ability to maintain compliance with our credit facility's covenants;
•estimates concerning the effects of litigation or other disputes; and
•assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events.
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
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only at the date of this report. Kforce undertakes no obligation to update any forward-looking statements.

PART I
ITEM 1.     BUSINESS.
COMPANY OVERVIEW
Kforce Inc., along with its subsidiaries (collectively, “Kforce”), is a solutions firm specializing in technology, finance and accounting, and other professional staffing services. Through our KNOWLEDGEforce®, we help industry-leading companies realize their digital transformation initiatives. We assemble and deploy teams of skilled technical experts who design and deliver solutions tailored to the unique requirements of each client. These scalable and flexible solutions are shaped by our deep market insight, thought leadership and broad experience across multiple industries.
Our integrated approach is rooted in more than 60 years of proven success providing highly skilled professionals on a temporary (“Flex”) basis, whether through traditional staffing assignments or solutions-oriented engagements where we are responsible for delivering defined outcomes. We also support our clients by placing highly skilled professionals in permanent (“Direct Hire”) roles. Each year, approximately 17,000 talented experts work with Fortune 500 and other leading companies, enabling us to achieve Great Results Through Strategic Partnership and Knowledge Sharing®.
Over more than a decade, we have executed meaningful strategic changes to sharpen our focus on technology talent solutions, including completing a series of divestitures of businesses that were outside our core offerings.
During 2025, we expanded our delivery capabilities by establishing a development center in Pune, India, which is frequently ranked as one of the top information technology hubs in India. Beginning in January 2025, our India operations began supporting engagements with our U.S. clients. We believe that combining this offshore capability with our strong U.S. sales and delivery teams and our high-quality vendor network enhances our ability to meet clients’ evolving needs, whether onshore, nearshore or offshore.

$1.1 Billion Total Capital Returned to Shareholders Since 2007	93% Revenue Concentrated in Technology Staffing and Solutions	#1 Recognized Brand by Technology Consultants per Staffing Industry Analysts

1962 Year Founded	KFRC Listed on New York Stock Exchange	17,000 Consultants Placed Annually
Our operating results are influenced by several factors, including:
•the number of billing days;
•seasonal patterns in our clients’ business;
•changes in holidays and vacation days taken, which is usually highest in the fourth quarter of each calendar year; and
•increased payroll-related costs resulting from the annual reset of certain U.S. state and federal employment taxes at the beginning of each calendar year, which negatively impacts gross profit and overall profitability in the first quarter of each calendar year.
Our Technology and Finance and Accounting (“FA”) businesses represent our two reportable segments. Our Technology business comprises 93% of our overall revenues, and the remainder is generated by our FA business. For our Flex services, we provide our clients with qualified individuals (“consultants”), or teams of consultants, on a finite basis when the skills and experience of the consultants are the right match for our clients. For our Direct Hire services, we identify qualified individuals (“candidates”) for permanent placement with our clients. We further describe our two reportable segments below.
Our Technology Business
We deliver talent solutions to our clients across a range of highly skilled disciplines including, but not limited to, systems and applications architecture and development (mobility and web); data management and analytics; cloud architecture and engineering; business and artificial intelligence (“AI”); machine learning; project and program management; and network architecture and security.

Over time, our service offerings have expanded beyond traditional staffing to include solutions-oriented engagements in response to evolving client demand. Clients continue to prioritize efficient access to specialized talent and view our solutions offering as a cost-effective means for advancing their technology initiatives. This offering has been a meaningful contributor to the financial performance of our Technology business in recent years, and we expect the mix of this offering to continue to grow in the future.
We serve clients across virtually all major industries, with a diversified presence in financial and business services, communications, insurance, retail and technology, among others.
The demand for our solutions engagements contributed positively to the results of our Technology business again in 2025, experiencing growth on a year-over-year basis, while our traditional staff augmentation offering has experienced relatively weaker results. Our integrated strategy initiative seeks to capitalize on the strong relationships we have with world-class companies by utilizing the full breadth of our existing sales teams, recruiters, consulting solutions professionals, and technology practice experts, among other teams within the Firm, to effectively provide higher value engagements to our clients, cost efficiently. We expect to continue to fuel investments in our consulting solutions offering and further integrate this capability within the Firm.
According to the September 2025 report published by Staffing Industry Analysts (“SIA”), temporary technology staffing was projected to decline 2% in 2025 and return to modest growth of 1% in 2026. Technology, as a discipline, continues to be project driven, even amidst generational technological changes like AI. We believe companies must continue investing in technology initiatives to remain competitive and to effectively change how they operate and deliver value to their customers, clients, investors and employees, regardless of macroeconomic conditions.
Secular demand drivers for technology accelerated significantly exiting both the Great Recession - with innovations in mobility and cloud computing, among others - and the 2020 COVID-19 Pandemic, which led to widespread digitalization of businesses and a heightened focus on generative AI. While each economic cycle unfolds differently, we believe the broad and strategic application of technology, including the early-stages of AI, will continue to play an increasingly essential role in enabling businesses. Over the long term, we believe that AI and other innovative technologies will continue to drive higher levels of demand for technology resources and that the pace of change will accelerate. We believe our Technology business is well positioned to meet this demand.
While our Technology business is not immune to economic turbulence, we continue to believe that innovation remains critical for companies seeking to execute their business strategies and maintain relevance in a rapidly changing marketplace.
Our Technology revenues decreased 4.8% year over year (4.5% on a billing day basis) to $1.2 billion in 2025 and marked the third consecutive year of revenue declines (2023-2025), which we believe was largely due to ongoing macroeconomic uncertainties that have largely persisted since the second half of 2022, the shedding of technologists hired during the immediate post-pandemic boom (where our Technology business grew 18% in 2022 and more than 22% in 2021, on a year-over-year billing day basis) and is also reflective of the early phases of technology disruption with generative AI where companies are assessing implications on their business and technological roadmaps. Notably, we experienced sequential growth in the fourth quarter of 2025 of approximately 3% on a billing day basis, which was the highest sequential growth since the second quarter of 2022. The average bill rate was approximately $89 per hour in the fourth quarter of 2025, which was stable on a year-over-year basis. Our average assignment duration was 10 months in 2025, which is also consistent with the prior period.
Our FA Business
In recent years, we have strategically repositioned our FA business to focus on more highly skilled assignments that we believe will be less vulnerable to technological disruption or automation and that align more closely with our Technology business. Our FA talent solutions primarily support traditional finance and accounting roles, including: financial planning and analysis; business intelligence analysis; general accounting; transactional accounting (such as payables, billing, cash applications and receivables); business and cost analysis; and taxation and treasury.
We selectively continue to provide consultants in lower skilled roles to support certain long-standing clients that remain strategically important to our overall success (such as mortgage servicing, customer and call center support, data entry and administrative roles).
We serve FA clients across a diverse set of industries, including financial services, business services, healthcare and manufacturing sectors, among others.
Our overall average bill rate in the fourth quarter of 2025 was approximately $53 per hour, an increase of 3.9% from $51 per hour in the fourth quarter of 2024. This continues the upward trajectory following our repositioning efforts as compared to our average bill rate in the fourth quarter of 2019 of $37 per hour.

Our FA revenues decreased 12.3% year over year (11.9% on a billing day basis) to $98.7 million in 2025 compared to 2024, which we believe was largely due to the ongoing macroeconomic uncertainties. With that said, FA revenues experienced sequential growth in the third and fourth quarters of 2025 of 6.9% and 2.4%, respectively.
Our Consultants
The majority of our consultants are directly employed by Kforce, including domestic employees and foreign workers whose visas are sponsored by the Firm. As the employer of these consultants, we are responsible for the employer’s share of payroll taxes (“FICA”); federal and state unemployment taxes; workers’ compensation insurance; health, welfare and retirement benefits and other direct labor-related costs.
A key ingredient to our overall success in attracting and retaining our consultants is fostering a positive overall experience, including meaningful and rewarding assignments with world-class companies.
We evaluate the quality of our consultants’ experience through established staffing industry benchmarks and net promoter score (“NPS”) surveys administered by an independent third-party. We also regularly solicit direct feedback from our consultants to identify opportunities to enhance our services. Our 2025 consultant NPS results exceeded current industry averages and achieved the world-class designation, as defined by the independent third-party.
Our Industry Overview and Addressable Market Opportunity
We assist our clients, which are principally market-leading companies across a broad range of industries, in helping to solve their complex business challenges through the application of technologies and assisting them with digitally transforming their businesses. We continue to believe that technology is at the epicenter of how business is conducted and investments in technology are necessary in today’s competitive and disruptive business climate. Our core competency is rooted in the ability to identify and provide highly-qualified and highly-skilled consultants to our clients under a spectrum of engagement structures from traditional staffing assignments to project teams responsible for ultimately delivering technology solutions directly to the client.
From a traditional staffing standpoint, the staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to relatively small local client bases. A report based on revenues published by SIA in 2025 indicated that, in the United States, Kforce is among the largest publicly-traded specialty staffing firms and is the sixth largest technology temporary staffing firm.
According to the September 2025 SIA report, the technology temporary staffing industry and finance and accounting temporary staffing industry are projected to generate revenues of $38 billion and $8 billion, respectively, in 2026. Based on these projected revenues, our market share in our Technology business is approximately 3%. We continue to focus on expanding our market share of the U.S. technology temporary staffing industry and to further invest in our capability to provide higher level technology services and solutions while also integrating that capability within our overall Technology business. We believe that the organic investments that we have made in our solutions capabilities over the last several years has meaningfully expanded Kforce’s total addressable market into the technology services and solutions space. As we continue to deliver on our solutions engagements with clients and further mature our capabilities in our digital, cloud, data and AI, and platform engineering practice areas, we would expect our ability to capture an increasing portion of the overall technology services and solutions market to improve. While reports differ in the size of the technology services and solutions addressable market, IBISWorld has indicated it is greater than $750 billion. While the portion that is addressable by Kforce is debatable, we believe that our addressable market is many times greater than the $38 billion for the technology temporary staffing industry.
Based on data published by the U.S. Bureau of Labor Statistics and SIA, temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The penetration rate (the percentage of temporary staffing to total employment) decreased to 1.5% in December 2025, from 1.7% in December 2024, while the unemployment rate, increased to 4.4% in December 2025 from 4.1% in December 2024. In addition, the college-level unemployment rate, which we view as a more relevant benchmark for the professional talent markets we serve, increased to 2.8% in December 2025, from 2.4% in December 2024. While these labor market indicators point to broader economic uncertainty, our recent trends suggest that demand for skilled professionals, particularly in technology, continues to be supported by clients’ ongoing project requirements and long‑term transformation initiatives.
Our Strategic Priorities
Our strategic priorities are centered around driving greater long-term shareholder value by outperforming the market from a revenue growth perspective, making prudent investments to enhance our efficiency and effectiveness and that we believe best strategically position Kforce within a rapidly evolving technological marketplace, and significantly improving our profitability levels as we progress towards our financial objectives. We believe the following strategic priorities are important to achieving our objectives.

Technology Transformation. We have been meaningfully investing in high quality technologies that have significantly bolstered our associates’ productivity and enhanced our ability to effectively and efficiently support our clients, consultants and candidates. Examples of the more significant technological investments have been, among others, (i) the implementation of Microsoft Dynamics as our customer relationship management (CRM) and talent relationship management (TRM) platform, (ii) the implementation of a data and analytics and business intelligence capability and (iii) more recently, making significant progress on the implementation of Workday as our future state enterprise cloud application for Human Capital Management (HCM) and financials. We continue to make investments in our technologies and enhance our sales and delivery capabilities and processes in ways we believe will allow us to better evaluate and shape business opportunities with our clients and more seamlessly match candidates to assignments and projects.
The last significant investment in back-office technologies was more than 15 years ago, despite the complexities of our business and client requirements having grown significantly. We have been primarily meeting these complexities and requirements by incrementally adding internal resources, which is not a scalable solution as we continue to grow and have a greater mix of solutions-oriented engagements. We believe our multi-year transformation program for our back-office technology will enhance the support to our Firm, including our clients, candidates and consultants. Overall, we believe the benefits of streamlining our processes will create a positive impact resulting in increased client satisfaction and improved associate productivity. This multi-year effort was initiated following a comprehensive assessment of our current technological position, which confirmed our belief that we have a tremendous opportunity to fundamentally transform and create advancements in our back-office functions.
We made significant progress related to the implementation of Workday over the last few years with our expected go-live event to be in early 2027. We expect to continue making significant investments in 2026 towards this go-live in certain areas, including comprehensive data validation and end-to-end testing, deployment preparation activities and readiness for post-implementation support. We remain committed to disciplined execution of this initiative and to ensuring a successful implementation of Workday in 2027 and subsequent realization of the expected benefits.
Integrated Strategy. Our technology service offering has evolved over the years beyond traditional staffing assignments to include more consulting and solutions-oriented engagements based on the demand we were seeing from our clients. Our clients continue to prioritize efficient access to highly skilled talent and see our services as a cost-effective solution to meet their technology project requirements. While many companies have siloed their staffing and consulting capabilities, our integrated strategy efforts are intended to capitalize on the strong relationships we have with world-class companies by utilizing our existing sales teams, recruiters, consulting solutions professionals and technology practice experts, among other teams within the Firm, to deliver a seamless and connected experience to our clients. We expect that our integrated strategy efforts will result in a differentiated experience, leading to accelerated revenue growth and improved profitability levels as we make progress towards our longer-term financial objectives of approximately 8% operating margin at $1.7 billion in annual revenues and double-digit operating margins at slightly greater than $2 billion in annual revenues.
Evolving our Nearshore and Offshore Delivery Strategy. Historically, the overwhelming majority of our revenues were generated by helping our clients solve their most complex technology challenges through our onshore delivery model. This onshore delivery capability was complemented by a high-quality vendor network where our clients required a multi-shore delivery model (onshore, nearshore and offshore). An increasingly important vehicle to providing cost-effective solutions is the ability to source highly skilled talent outside of the United States. Following a period of comprehensive due diligence, including an executive trip in August 2024 to India, we made the strategic decision to establish an offshore delivery capability in Pune, India referred to as Knowledgeforce India. Pune is a premier technology hub in India, and we are optimistic about leveraging this capability to further enhance our service offerings to our clients. Beginning in January 2025, Knowledgeforce India began supporting project engagements for our U.S. clients. We believe that combining this offshore capability with our strong U.S. sales and delivery teams and our high-quality vendor network enhances our ability to meet clients’ evolving needs, whether onshore, nearshore or offshore.
Empowering Strategy Through AI. Our adoption of and commitment to AI is a continuation of the values, mission and identity we have established over 60 years to fully embrace and utilize technology as it evolves. We have strategically concentrated our technology platforms with market-leading providers, most namely Microsoft and Workday (implementation is in progress), and expect to benefit from their tremendous investments in AI capabilities within their platforms. In addition, we are thoughtfully incorporating AI capabilities into areas of our operations to enhance efficiency and support our teams. These efforts focus on responsible use, employee training and ongoing evaluation to ensure that the tools are applied in a manner consistent with our longstanding principles. While we believe AI may complement aspects of our existing processes, the scope and impact of future adoption may change as we continue to assess opportunities, benefits and risks. We will continue to monitor developments and adjust our approach as the technology develops.

Competition
We operate in a highly competitive and fragmented staffing industry comprised of large, mature, global and national providers and many local staffing and solutions firms. Within our solutions offerings, we also face competition from global, national and regional accounting, consulting and advisory firms, as well as national and regional strategic consulting and systems implementation firms.
We believe that our competitive advantage lies in a combination of factors: long-standing client relationships with primarily Fortune 500 and other leading companies; greater focus with more than 93% of our business concentrated in providing technology staffing and solutions services; breadth of service offerings from traditional staffing assignments to solutions engagements; providing timely access to highly qualified talent, which allows us to deliver our solutions at scale; and dedicated, tenured and passionate associates. We believe our long-established brand reputation reinforces our position as a trusted partner while upholding a strong compliance framework to ensure regulatory adherence. Together, these strengths enable us to provide high-quality solutions in an increasingly competitive market.
Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) are utilized by many of our clients for the management and procurement of our services. We do not consider these organizations as a competitive threat. Generally, MSPs and VMOs standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMS providers are also offered through independent providers. MSPs, VMOs and/or VMS providers charge staffing firms administrative fees typically ranging from 1% to 4% of revenue.
In addition, the aggregation of services by MSPs for their clients into a single program can result in significant buying power and, thus, pricing power. Therefore, the use of MSPs by our clients has, in certain instances, resulted in gross margin compression, but has also led to incremental client share through our client’s vendor consolidation efforts given our reputation for providing superior services. Kforce does not currently provide MSP or VMO services directly to our clients; rather, our strategy has been to work with MSPs, VMOs and VMS providers that enable us to better extend our services to current and prospective clients.
To attract consultants and candidates, we emphasize our ability to provide: competitive compensation and benefits; high quality and challenging assignments with market-leading companies; scheduling flexibility and permanent placement opportunities, all of which are important to Kforce being the employer of choice.
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
As the employer of the majority of our consultants, Kforce is responsible for the employer’s share of FICA, federal and state unemployment taxes, workers’ compensation insurance, providing healthcare and retirement plan options, and other direct labor costs relating to our employees. We also provide paid leave for our core associates and certain consultants. We have no collective bargaining agreements covering any of our employees, have not experienced any material labor disruption and are unaware of any current efforts or plans of our employees to organize.
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

Human Capital Management
For over 60 years, Kforce’s values have been rooted in integrity, compassion, and stewardship. As a human capital solutions business, we are driven by the desire to serve others, provide meaningful work opportunities to a diverse workforce and strengthen the communities in which we operate.
Our work environment is shaped by our people. We maintain a commitment to our employees’ well-being, flexibility and balance, and learning and development. We believe these initiatives are a testament to how much we value and invest in our people.
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
Our Office Occasional® work environment (remote-first, office occasionally) is supported by flexibility and choice and empowered by trust and technology. The shift in strategy following the pandemic allowed us to introduce a new design, which led to the streamlining of our overall physical real estate footprint. We believe that our Office Occasional® model allows our associates to design their workdays; thus, additionally contributing to their health and well-being.
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
At December 31, 2025, Kforce employed over 1,600 associates and had approximately 7,800 consultants on assignment with our clients, of which a significant majority of these consultants are employed directly by Kforce.
Availability of Reports and Other Information
Our internet address is www.kforce.com. We post our filings, free of charge, at https://investor.kforce.com the same day they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports or statements. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.
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

Our business depends on client demand for our solutions and services, including evolving our solutions and services in response to continued changes in technology.
Our financial results depend, at least in part, on the level of demand for our solutions and services, which could be negatively affected by numerous factors. Our success depends, at least in part, on our ability to evolve our solutions and services in response to rapid and continuing changes in technologies and addressing the impact of those changes on client demand. Examples of areas of significant technological change have included the migration from mainframe to distributed processing, the emergence of the internet, the mobile revolution, the move to cloud computing, and more recently, advanced AI, which includes derivative offshoots such as generative, agentic and physical AI, among others.
While historic evolutions of technologies, such as those described above, have created incremental demand, significant declines in demand, or our inability to address the evolving nature of technology, could materially affect our results of operations.
Significant declines in business or a loss of a significant client could have a material adverse effect on our revenues and financial results.
We primarily provide services to Fortune 500 and other similarly sized companies, and this strategy is intended to provide relative durability to our revenue stream during adverse economic environments and enable us to grow our revenues more profitably. However, it also creates the potential for concentrating a significant portion of our revenues among our largest clients and exposes us to increased risks arising from decreases in the volume of business from, the pricing of business with, or the possible loss of business with these clients. Organizational changes occurring within those clients, a deterioration of their financial condition or business prospects, or a change in their business strategies could reduce their need for our services and result in a significant decrease in the revenues we derive from those clients, which could have a material adverse effect on our financial results.
Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients looking to outside providers to support their talent needs.
The staffing and solutions markets are highly competitive with limited barriers to entry. The competition among staffing and solutions companies is intense and we face significant competition in the markets we serve. We compete in national, regional and local markets with full-service and specialized temporary staffing and consulting companies. Additionally, the emergence and popularity of online staffing platforms as well as internal recruiting functions used by some clients as an alternative, may pose a competitive threat to our services. Some of our competitors possess substantially greater resources than we do and others may develop new and unique technologies, which may better position these competitors in certain markets. As a result, we may face increased competitive pricing pressures. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. Furthermore, many clients are retaining third parties to provide vendor management services, which may subject us to greater risks or lower margins. Decreases in market share could have a material adverse effect on our business, financial condition and operating results.
New business initiatives and strategic changes may divert management’s attention from normal business operations or may not be successful, which could have an adverse effect on our performance.
We have been and expect to continue allocating significant investments (and the attention of executive management and many of our leaders and associates) towards our strategic priorities, including our technological transformation and efforts to implement Workday, integrated strategy, driving our strategy through leverage of AI, and the evolution of our nearshore and offshore capability, including the establishment and maturity of our India development center in Pune, India. These strategic priorities are expected to enhance the support and experience of our clients, consultants and candidates, contribute to the attainment of our longer-term profitability objectives and generate significant shareholder value.
New business strategies and initiatives, such as these, can be distracting to our management team and associates, and can also be disruptive to our operations. New business initiatives could also involve significant unanticipated challenges and risks, including, but not limited to: not advancing our business strategy; not realizing the expected return on the investment; experiencing difficulty in implementing initiatives, new processes and internal controls; or diverting management’s attention from other business. New business initiatives and strategic changes in the composition of our business mix could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and operating results.

Our planned nearshore and offshore strategies expose us to additional business, financial, regulatory, geopolitical and other related risks, which may have a material adverse effect on our business.
We continue to evolve our nearshore and offshore capabilities to further enhance our service offerings to our clients by engaging with nearshore and offshore third-party suppliers. We are reliant upon our third-party suppliers’ compliance with applicable laws and contractual obligations. We also recently expanded our offshore capabilities to include Knowledgeforce India in Pune, India to enhance our service offerings to our clients. Additional risks related to our nearshore and offshore capabilities include: difficulties staffing and managing foreign operations; exposure to changes in economic and geopolitical and business conditions; compliance with foreign laws and regulations; foreign tax rates; and fluctuations in foreign currency exchange rates and tax compliance. If we are unable to successfully control or predict these risks, it could have a material adverse effect on our business, financial condition and operating results.
Kforce may not be able to recruit and retain qualified consultants and candidates.
Kforce depends upon its ability to attract and retain consultants and candidates, particularly in technology disciplines, who possess the skills and experience necessary to meet the requirements of our clients. We must continually evaluate and upgrade our methods of attracting highly qualified consultants and candidates to keep pace with changing client needs and evolutions in technologies. We expect significant competition for individuals with proven technical or professional skills to continue for the foreseeable future given the scarcity of highly skilled consultants and candidates, especially in our Technology business. If qualified individuals are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.
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
Risks Related to Cybersecurity and Technology
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
We are continuously exposed to unauthorized attempts to compromise sensitive information from network or information technology used by our associates and consultants. Attacks on information technology systems continue to grow in frequency and sophistication. These attacks include, but are not limited to, attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. While we have policies, procedures and systems in place to prevent, deter and detect cyberattacks or security incidents, and, although, to our knowledge we have not experienced a material data breach at the date of this report, we remain vulnerable to sophisticated techniques used to obtain unauthorized access, or cause system interruption, that change frequently and may not produce immediate signs of intrusion.
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
The collection, possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens and compliance risk. Other results of these incidents could include, but are not limited to, increased cybersecurity protection costs, litigation, regulatory penalties, monetary damages and reputational damage adversely affecting client or investor confidence. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses suffered as a result of a breach of our systems or information. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us, our employees, candidates, consultants, vendors or clients.

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
Our Technology business utilizes a significant number of foreign nationals (that are already working in the U.S.) employed by us on work visas, primarily under the H-1B visa classification. While Kforce engages persons with multiple types of legal work authorizations and visas, the H-1B visa is of particular use in our industry and enables U.S. employers to hire qualified foreign nationals, subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by changes in administration (including the most recent change), other political developments and levels of economic activity. Current and future restrictions on the availability of such work visas or escalating costs of utilizing foreign nationals could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business.
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
Kforce is subject to periodic federal, state and local tax audits for various tax years. We are also required to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, provided a significant reduction in the corporate tax rate. Although many provisions of the TCJA were permanently extended by the One Big Beautiful Bill Act, other key aspects of the tax code may be modified, which could have a material adverse effect on our tax obligations and effective tax rate. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.
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
Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for staggered Board of Directors (the “Board”) terms and permit the removal of directors only for cause. Additionally, the Board may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances after a change in control. Some or all of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could negatively impact the market price of our common stock.
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
Kforce’s stock price may be volatile.
The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the staffing and solutions industries, belief by investors in the disruptive nature of technology on our business, a decrease in our outstanding shares or other developments affecting us, our clients, or our competitors; some of which may be unrelated to our performance.
In addition, the stock market in general, along with market prices for staffing and solutions companies, has experienced historical volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.
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
Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors and other influential investors and regulators continue to be focused on ESG practices and have placed increased importance on the non-financial impacts of their investments. The increased scrutiny by these constituencies has also resulted in several of our clients requiring us to adhere to their internal corporate commitments regarding ESG matters. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry. If environmental laws or regulations, industry standards or client requirements are either changed or adopted and impose significant operational and compliance requirements on our operations, our business, results of operations, financial condition and competitive position could be negatively impacted. Additionally, uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change and can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer our services and negatively affect our results of operations.
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
Governance
Management Oversight
Our Chief Information Security Officer (“CISO”) leads our Information Security and Data Privacy Council, which meets quarterly, or more frequently if necessary, to assess, identify and manage cybersecurity threats, support advocacy programs and advise on the cyber strategy and program. The council is made up of key members of senior management across the Firm, including enterprise security, human resources, legal, internal audit, finance, procurement, communications and field management.
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
We have taken a comprehensive defense-in-depth approach to the implementation of our cybersecurity controls. These controls are set to block and/or provide alerts on suspicious activities. Our around-the-clock security operation center responds as appropriate to risks identified and performs risk assessments and risk evaluations. Our risk register and risk remediation processes help us ensure we are tracking and addressing priority risks, as appropriate. Any potential risks or threats identified by the enterprise security team are communicated to the CISO, Information Security and Data Privacy Council and other senior leaders as appropriate.
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
Our CISO is responsible for managing the Firm’s cybersecurity and data privacy programs. The CISO oversees day‑to‑day operations of these functions, proposes updates to the Firm’s cybersecurity strategy, which forms part of our overall information technology strategy. Our CISO has over 25 years of experience in information security and program management, and has served over 10 years in our corporate information security organization. Prior to the current reporting structure, cybersecurity and data privacy oversight responsibilities were shared across relevant technology leadership roles.
Each of these teams remain in close coordination to ensure risk mitigation strategies are designed and operating effectively.

Board Oversight
The Board is actively engaged in the oversight of cybersecurity and data privacy. The Audit Committee assists the Board in meeting its responsibility to oversee cybersecurity and data privacy strategies and practices. On a quarterly basis, the Audit Committee receives updates on (a) our progress meeting objectives established in our cybersecurity maturity roadmap, (b) relevant reported cybersecurity events in the overall market (and for Kforce, if any) and evolving risks, (c) results of work performed by our information security organization (ex. penetration tests, cybersecurity program maturity assessments) and (d) detailed reports of cybersecurity trends within the Firm. We engage subject matter experts in conducting independent assessments of our cybersecurity program maturity, penetration tests and other evaluations to benchmark and enhance our security posture.
Senior management, including our CISO, brief the Board on an annual basis on our cybersecurity and information security posture and cybersecurity incidents deemed to have a moderate business impact (even if the incidents do not rise to the level of being material). Annually, the Board and management participate in a strategy discussion on cybersecurity among other activities.
To further enhance the Board and Audit Committee’s role in overseeing cybersecurity risks, the Board formed a special working group that is comprised of two members of the Audit Committee to have more frequent and detailed dialogue with executive management (including our COO, CFO, CISO and VP of Internal Audit) on all areas pertaining to cybersecurity. This working group provides updates on a quarterly basis, or more frequently if necessary, to the Audit Committee.
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
As a result, at least in part, of the steps taken by the Firm with respect to our cybersecurity program, to our knowledge, we have not experienced a material breach to date. While all organizations are inherently at risk of cybersecurity threats, we do not believe that cybersecurity threats have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, we routinely face risks of cybersecurity incidents, wholly or partially beyond our control, and there can be no assurance that the security efforts and measures of the Firm and third-party providers will prevent incidents that could adversely affect the Firm’s business. Refer to “Risk Factors Risks Related to Cybersecurity and Technology” in Item 1A. Risk Factors of this report for a discussion of risks from cybersecurity threats that could have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.     PROPERTIES.
At December 31, 2025, we leased approximately 117,000 square feet of total office space in 32 offices, one leased office located in Pune, India and the remaining located throughout the U.S. Most of our operations for both of our Technology and FA businesses are conducted from these leased field offices when not performed remotely with our Office Occasional® model. We do not anticipate any difficulty in renewing these leases, or in finding alternative sites in the ordinary course of business.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Holders of Common Stock
Our common stock trades on the New York Stock Exchange (“NYSE”) using the ticker symbol “KFRC.” At February 13, 2026, there were 429 holders of record.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to repurchases of Kforce common stock under the Board authorized stock repurchase program during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2025 to October 31, 2025	164,173	$28.03	164,173	$100,000,000
November 1, 2025 to November 30, 2025	21,483	$28.91	20,783	$99,399,849
December 1, 2025 to December 31, 2025	132,801	$31.35	70,467	$97,199,305
Total	318,457	$29.47	255,423	$97,199,305
(1) Includes 700 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period November 1, 2025 to November 30, 2025.
(2) Includes 62,334 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period December 1, 2025 to December 31, 2025.
(3) In October 2025, the Board approved a change to the stock repurchase program, increasing the total authorization to $100 million.
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
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights for the year ended December 31, 2025, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.
•Revenue for the year ended December 31, 2025 decreased 5.4% (5.1% on a billing day basis) to $1.33 billion in 2025 from $1.41 billion in 2024. Revenue decreased 4.8% (4.5% on a billing day basis) and 12.3% (11.9% on a billing day basis) for Technology and FA, respectively, in 2025, primarily driven by decreases in consultants on assignment. We believe these decreases are primarily related to macroeconomic uncertainties and the natural impacts of the early phases of significant technology evolutions (such as AI) as companies assess the implications on their businesses and their investment strategies.
•Flex revenue decreased 5.3% (4.9% on a billing day basis) to $1.30 billion in 2025 from $1.38 billion in 2024. In 2025, Flex revenue decreased 4.7% (4.4% on a billing day basis) for Technology and 12.8% (12.5% on a billing day basis) for FA. Notably, Tech Flex revenue decreased 0.2% sequentially (increased 3.0% on a billing day basis), and FA Flex revenue improved sequentially 2.4% (5.7% on a billing day basis) in the fourth quarter 2025. For our FA business, this represented the third consecutive quarter of sequential improvement, primarily due to, in our opinion, the benefits of a realignment in early 2025 intended to bring a greater intensity and focus on our FA business.
•Direct Hire revenue decreased 11.1% to $25.7 million in 2025 from $28.9 million in 2024.
•Gross profit margin decreased 20 basis points to 27.2% in 2025 from 27.4% in 2024, primarily driven by a decline in the mix of Direct Hire revenue.
•Flex gross profit margin decreased 10 basis points to 25.8% for 2025 from 25.9% in 2024. Flex gross profit margin decreased 10 basis points for Technology and 80 basis points for FA in 2025 as compared to 2024. Notably, our Flex gross profit margin increased 40 basis points in our Technology business in the fourth quarter of 2025 as compared to the same period in 2024.
•Selling, General and Administrative (“SG&A”) expenses as a percentage of revenue for the year ended December 31, 2025, increased to 23.0% from 22.0% in 2024, primarily driven by the declines in revenue and gross profit. In the fourth quarter of 2025, we recognized charges of $3.4 million related to refinements in our organizational structure and other non-recurring costs, which negatively impacted earnings per share for the fourth quarter of 2025 and fiscal 2025 by $0.13, net of the related tax effect.
•Net income for the year ended December 31, 2025, decreased 30.9% to $34.8 million, or $1.96 diluted earnings per share, from $50.4 million, or $2.68 diluted earnings per share, in 2024.
•The Firm returned $76.0 million of capital to our shareholders in the form of open market repurchases totaling $48.5 million, or 1.2 million shares, and quarterly dividends totaling $27.5 million during the year ended December 31, 2025. The total capital returned to shareholders in 2025 represented over 100% of operating cash flows.
•Cash provided by operating activities was $61.6 million during the year ended December 31, 2025, as compared to $86.9 million for 2024. The decrease was primarily related to lower profitability levels, higher capitalized implementation costs related to cloud computing arrangements for Workday, and the payment of 2024 federal income taxes that were deferred pursuant to IRS guidance.

RESULTS OF OPERATIONS
Certain discussions of the changes in our results of operations from the year ended December 31, 2024, as compared to the year ended December 31, 2023, have been omitted from this Form 10-K, and may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.
While early 2025 began with optimism around U.S. economic growth and increased investment in technology initiatives, the macro environment remained challenging throughout the year, with significant disruption beginning in April 2025 as a result of global trade policy negotiations and the labor market data continuing to reflect a persistently weak and largely frozen hiring landscape characterized by prolonged stagnation in job gains. We believe the relative impact of AI on revenue trends and the effects of a fairly soft economy and weak labor market has created uncertainty, leading many organizations to proceed cautiously in their strategic planning and near‑term technology investments. Despite these conditions, our recent operating trends, combined with our historical experience, give us confidence that companies typically turn to flexible talent solutions as an initial step prior to making permanent hires while they assess the durability of the macro environment. The potential use of flexible talent solutions may be further influenced by the growing belief that the returns that will be generated from continuing AI investments may take longer to realize and may be more specific in nature to unique business problems rather than an overarching solution to all technology challenges. Although client conversations and broader market signals reaffirm that we are still operating in a demand‑constrained environment, our results in the fourth quarter of 2025 and the relatively stronger start to 2026 suggest greater confidence in the operating environment heading into 2026. We believe clients have maintained a meaningful backlog of strategically essential technology initiatives that they expect to advance once confidence in the macroeconomic outlook improves and their technology roadmaps are better defined.
The following table presents certain items in our Consolidated Statements of Operations as a percentage of revenue for the years ended:

	December 31,
	2025	2024	2023
Revenue by segment:
Technology	92.6%	92.0%	90.4%
FA	7.4	8.0	9.6
Total Revenue	100.0%	100.0%	100.0%
Revenue by type:
Flex	98.1%	97.9%	97.5%
Direct Hire	1.9	2.1	2.5
Total Revenue	100.0%	100.0%	100.0%
Gross profit	27.2%	27.4%	27.9%
Selling, general and administrative expenses	23.0%	22.0%	21.9%
Depreciation and amortization	0.4%	0.4%	0.3%
Income from operations	3.8%	5.0%	5.7%
Income before income taxes	3.5%	4.8%	5.6%
Net income	2.6%	3.6%	4.0%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period for the years ended December 31:

(in thousands)	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Technology
Flex revenue	$1,218,117	(4.7)%	$1,278,715	(6.4)%	$1,366,095
Direct Hire revenue	12,154	(13.4)%	14,028	(24.0)%	18,458
Total Technology revenue	$1,230,271	(4.8)%	$1,292,743	(6.6)%	$1,384,553
FA
Flex revenue	$85,220	(12.8)%	$97,729	(23.5)%	$127,679
Direct Hire revenue	13,516	(8.9)%	14,836	(24.0)%	19,524
Total FA revenue	$98,736	(12.3)%	$112,565	(23.5)%	$147,203

Total Flex revenue	$1,303,337	(5.3)%	$1,376,444	(7.9)%	$1,493,774
Total Direct Hire revenue	25,670	(11.1)%	28,864	(24.0)%	37,982
Total Revenue	$1,329,007	(5.4)%	$1,405,308	(8.3)%	$1,531,756
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business decreased 4.7% (4.4% on a billing day basis) during the year ended December 31, 2025, as compared to the same period in 2024, primarily due to a decrease in consultants on assignment, which we believe is primarily related to macroeconomic uncertainties. Our average Technology bill rate was approximately $90 per hour for the year ended December 31, 2025, which remained flat as compared to 2024. Notably, Flex revenues in our Technology business in the fourth quarter of 2025 improved 3.0% sequentially on a billing day basis. In the first quarter of 2026, we expect Technology Flex revenue to decrease on a sequential billing day basis in the low single digits due to normal seasonality and slightly decline on a year over year basis.
Our FA business experienced a decrease in Flex revenue of 12.8% (12.5% on a billing day basis) during the year ended December 31, 2025, as compared to the same period in 2024, primarily driven by a decrease in consultants on assignment, which we believe is primarily related to macroeconomic uncertainties. Notably, FA Flex revenue improved sequentially 2.4% (5.7% on a billing day basis) in the fourth quarter, representing the third consecutive quarter of sequential improvement, primarily due to more consultants on assignment. Our average FA bill rate was approximately $53 per hour for the year ended December 31, 2025, which improved 3.9% as compared to 2024. In the first quarter of 2026, we expect FA Flex revenue to decline sequentially on a billing day basis in the mid-single digits and to increase in the mid to high single digits year over year.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2025 vs. 2024		2024 vs. 2023
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$(59,777)	$(14,926)	$(90,372)	$(32,440)
Bill rate	(971)	2,436	3,092	2,469
Billable expenses	150	(19)	(100)	21
Total change in Flex revenue	$(60,598)	$(12,509)	$(87,380)	$(29,950)
The following table presents total Flex hours billed by segment and the percentage change over the prior period for the years ended December 31:

(in thousands)	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Technology	13,506	(4.7)%	14,171	(6.6)%	15,178
FA	1,611	(15.3)%	1,902	(25.4)%	2,550
Total Flex hours billed	15,117	(5.9)%	16,073	(9.3)%	17,728
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.

Direct Hire revenue decreased 11.1% during the year ended December 31, 2025, as compared to the same period in 2024, primarily driven by a decrease in placements, partially offset by an increase in placement fees. In the first quarter of 2026, we expect Direct Hire revenue to remain stable sequentially.
Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents gross profit (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Technology	26.3%	(0.8)%	26.5%	(0.7)%	26.7%
FA	38.1%	(1.0)%	38.5%	(1.8)%	39.2%
Total gross profit percentage	27.2%	(0.7)%	27.4%	(1.8)%	27.9%
Total gross profit percentage decreased 20 basis points for the year ended December 31, 2025, as compared to the same period in 2024, primarily driven by a decline in the mix of Direct Hire revenue.
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
The following table presents the Flex gross profit percentage for each segment and the percentage change over the prior period for the years ended December 31:

	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Technology	25.6%	(0.4)%	25.7%	—%	25.7%
FA	28.3%	(2.7)%	29.1%	(2.7)%	29.9%
Total Flex gross profit percentage	25.8%	(0.4)%	25.9%	(0.4)%	26.0%
Our Flex gross profit percentage decreased 10 basis points for the year ended December 31, 2025, as compared to the same period in 2024.
•Technology Flex gross profit margins decreased 10 basis points for the year ended December 31, 2025, as compared to the same period in 2024. Notably, Technology Flex gross profit margins improved 40 basis points in the fourth quarter of 2025 on a year-over-year basis. In the first quarter of 2026, we expect Technology Flex gross profit margins to decline sequentially as a result of seasonal payroll tax resets.
•FA Flex gross profit margins decreased 80 basis points for the year ended December 31, 2025, as compared to the same period in 2024, primarily driven by changes in our client portfolio mix. In the first quarter of 2026, we expect FA Flex gross profit margins to decline sequentially as a result of seasonal payroll tax resets.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2025 vs. 2024		2024 vs. 2023
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$(15,550)	$(3,642)	$(22,448)	$(8,948)
Profitability impact (bill rate)	(971)	(715)	(364)	(743)
Total change in Flex gross profit	$(16,521)	$(4,357)	$(22,812)	$(9,691)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.0%, 84.2% and 84.3% of SG&A for the years ended December 31, 2025, 2024 and 2023, respectively. Commissions and other bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents certain components of SG&A as a percentage of total revenue for the years ended December 31:

(in thousands)	2025	% of Revenue	2024	% of Revenue	2023	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$256,842	19.3%	$260,839	18.6%	$282,439	18.4%
Other (1)	48,906	3.7%	48,963	3.4%	52,494	3.5%
Total SG&A	$305,748	23.0%	$309,802	22.0%	$334,933	21.9%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A as a percentage of revenue increased 100 basis points for the year ended December 31, 2025, as compared to the same period in 2024.
For compensation and related expenses, we have been experiencing a degree of SG&A deleveraging as we continue to make investments in our strategic priorities and also retain our most productive associates to strategically position the Firm to capture an increased market share when the demand environment improves. To mitigate the pressure on our profitability levels from the revenue and gross profit declines, we continue to take actions to align our costs with revenue levels and productivity expectations and also continue to exercise tight discretionary spend control.
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
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31:

(in thousands)	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Fixed asset depreciation	$2,646	(16.7)%	$3,178	1.1%	$3,142
Capitalized software amortization	2,902	5.8%	2,744	46.7%	1,870
Total Depreciation and amortization	$5,548	(6.3)%	$5,922	18.2%	$5,012
Other Expense, Net. Other expense, net was $3.1 million, $2.1 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Other expense, net consists of interest expense related to outstanding borrowings under our credit facility.
During the year ended December 31, 2023, we recognized $0.8 million in Other expense, net related to our proportionate share of losses for our joint venture. Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion on the sale of our equity method investment in February 2023.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) were 25.8%, 25.4% and 28.4% for the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Sequential Growth Rates (GAAP)
	2025				2024
	Q4	Q3	Q2	Q1	Q4
Technology Flex	(0.2)%	(1.2)%	1.8%	(3.7)%	(2.5)%
FA Flex	2.4%	6.9%	2.1%	(12.8)%	(2.7)%
Total Flex revenue	(0.1)%	(0.7)%	1.8%	(4.3)%	(2.5)%
	Sequential Growth Rates (Non-GAAP)
	2025				2024
	Q4	Q3	Q2	Q1	Q4
Billing Days	62	64	64	63	62
Technology Flex	3.0%	(1.2)%	0.2%	(5.2)%	0.6%
FA Flex	5.7%	6.9%	0.5%	(14.2)%	0.5%
Total Flex revenue	3.2%	(0.7)%	0.2%	(5.8)%	0.6%

	Year-Over-Year Growth Rates (GAAP)
	2025					2024
	YTD	Q4	Q3	Q2	Q1	YTD	Q4	Q3	Q2	Q1
Technology Flex	(4.7)%	(3.3)%	(5.5)%	(5.0)%	(5.0)%	(6.4)%	(3.7)%	(3.6)%	(6.4)%	(11.4)%
FA Flex	(12.8)%	(2.4)%	(7.3)%	(16.8)%	(23.2)%	(23.5)%	(22.1)%	(20.7)%	(23.1)%	(27.2)%
Total Flex revenue	(5.3)%	(3.3)%	(5.7)%	(5.8)%	(6.4)%	(7.9)%	(5.2)%	(5.0)%	(7.8)%	(12.8)%
	Year-Over-Year Growth Rates (Non-GAAP)
	2025					2024
	YTD	Q4	Q3	Q2	Q1	YTD	Q4	Q3	Q2	Q1
Billing Days	253	62	64	64	63	254	62	64	64	64
Technology Flex	(4.4)%	(3.3)%	(5.5)%	(5.0)%	(3.5)%	(7.1)%	(5.2)%	(5.1)%	(6.4)%	(11.4)%
FA Flex	(12.5)%	(2.4)%	(7.3)%	(16.8)%	(22.0)%	(24.1)%	(23.3)%	(21.9)%	(23.1)%	(27.2)%
Total Flex revenue	(4.9)%	(3.3)%	(5.7)%	(5.8)%	(4.9)%	(8.6)%	(6.7)%	(6.5)%	(7.8)%	(12.8)%
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities, including investing in our business, repurchasing common stock, paying dividends or making acquisitions. Free Cash Flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to, but not as a replacement of, our Consolidated Statements of Cash Flows.

The following table presents Free Cash Flow:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$61,645	$86,874	$91,465
Capital expenditures	(14,840)	(7,573)	(7,763)
Free cash flow	46,805	79,301	83,702
Change in debt	33,700	(8,900)	16,000
Repurchases of common stock	(50,886)	(41,938)	(75,024)
Cash dividends	(27,493)	(28,236)	(27,562)
Proceeds from company-owned life insurance	1,383	2,377	—
Premiums paid for company-owned life insurance	(686)	(2,368)	(1,408)
Proceeds from the sale of our joint venture interest	—	—	5,059
Note receivable issued to our joint venture	—	—	(750)
Other	(1,030)	(6)	(19)
Change in cash and cash equivalents	$1,793	$230	$(2)
Adjusted EBITDA. “Adjusted EBITDA,” a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization; stock-based compensation expense; interest expense, net; income tax expense; organizational realignment activities; legal settlement expense; loss from equity method investment; and other non-recurring expenses. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations, and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
The following table presents Adjusted EBITDA and includes a reconciliation of Net income to Adjusted EBITDA:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$34,825	$50,414	$61,075
Depreciation and amortization	5,548	5,922	5,012
Stock-based compensation expense	13,742	14,044	17,747
Interest expense, net	3,122	2,097	1,122
Income tax expense	12,120	17,210	24,175
Organizational realignment activities	1,200	—	3,662
Legal settlement expense	—	—	2,175
Loss from equity method investment	—	—	750
Other (1)	2,233	—	—
Adjusted EBITDA	$72,790	$89,687	$115,718
(1) Other includes non-recurring expenses to further streamline our operating costs, including the write-off of previously capitalized software.

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flows, as well as borrowings under our Credit Facility (as defined below). At December 31, 2025 and 2024, we had $66.4 million and $32.7 million outstanding under our Credit Facility, respectively, and the borrowing availability was $132.5 million and $166.3 million, respectively, subject to certain covenants. At December 31, 2025, Kforce had $88.5 million in working capital compared to $112.9 million at December 31, 2024.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
Cash provided by (used in):	2025	2024	2023
Operating activities	$61,645	$86,874	$91,465
Investing activities	(14,143)	(7,564)	(4,862)
Financing activities	(45,709)	(79,080)	(86,605)
Change in cash and cash equivalents	$1,793	$230	$(2)
Operating Activities
Cash provided by operating activities was $61.6 million during the year ended December 31, 2025, as compared to $86.9 million during the year ended December 31, 2024. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease in cash provided by operating activities was primarily driven by lower profitability levels, higher capitalized implementation costs related to cloud computing arrangements for Workday, and the payment of 2024 federal income taxes that were deferred pursuant to IRS guidance.
Investing Activities
Cash used in investing activities was $14.1 million during the year ended December 31, 2025, which primarily consisted of cash used for capital expenditures of $14.8 million. Cash used in investing activities was $7.6 million during the year ended December 31, 2024, which primarily consisted of cash used for capital expenditures of $7.6 million. The increase in capital expenditures relates to continued investments in the implementation of Workday.
Financing Activities
Cash used in financing activities was $45.7 million during the year ended December 31, 2025, as compared to $79.1 million during the year ended December 31, 2024. This increase was primarily driven by the net proceeds from our Credit Facility resulting from the extent of our share repurchase activity in 2025 relative to the level of operating cash flows.
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31:

(in thousands)	2025	2024	2023
Open market repurchases	$48,612	$37,162	$67,178
Repurchased shares withheld for tax upon vesting of restricted stock	2,273	4,776	7,846
Total cash flow impact from Repurchases of common stock	$50,885	$41,938	$75,024
Cash paid in current year for settlement of prior year repurchases	$260	$920	$974
The Board declared and paid dividends of $27.5 million ($1.56 per share), $28.2 million ($1.52 per share) and $27.6 million ($1.44 per share) for the years ended December 31, 2025, 2024 and 2023, respectively.
In January 2026, the Board approved an increase to the Company's dividend from $1.56 per share to $1.60 per share, which is the seventh consecutive annual increase. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.

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
Credit Facility
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which includes a $10.0 million sublimit for the issuance of standby and commercial letters and $10.0 million sublimit for swingline loans, and may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. At December 31, 2025, $66.4 million was outstanding and $132.5 million, net of $1.1 million in letters of credit outstanding, was available under our Credit Facility. At December 31, 2024, $32.7 million was outstanding under our prior credit facility. At December 31, 2025, we were in compliance with all of our financial covenants under the Credit Facility. Refer to Note 12 – “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for further details on the Credit Facility.
Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31:

	2025		2024
(in thousands)	Shares	$	Shares	$
Open market repurchases	1,205	$48,552	609	$36,502
In October 2025, the Board approved a change to the stock repurchase program, increasing the total authorization to $100 million. At December 31, 2025, $97.2 million remained available for future repurchases under the Board-authorized common stock repurchase program.
Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, consideration should also be given to significant contractual obligations:
•We lease certain facilities and other properties under non-cancellable operating lease arrangements that expire at various dates through 2033. At December 31, 2025, the total amount of our obligations under operating leases was $18.5 million. Refer to Note 10 – “Operating Leases” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our lease obligations and the timing of expected future payments, including a five-year maturity schedule.
•We maintain various non-qualified deferred compensation plans pursuant to which eligible management and highly-compensated key employees may elect to defer all or part of their compensation to later years. At December 31, 2025, the total amount of our obligations under these plans was $57.7 million. These amounts are included in the accompanying Consolidated Balance Sheets and classified as Accounts payable and other accrued liabilities and Other long-term liabilities, as appropriate, and are payable based upon the elections of the plan participants (e.g., retirement, termination of employment, change-in-control, etc.). Amounts may become payable during the next five years if a covered employee retires, terminates, or schedules an in-service distribution. Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. Refer to Note 11 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information on our deferred compensation plans.
•The Credit Facility matures on November 5, 2030, and at December 31, 2025, our outstanding debt balance under the credit facility was $66.4 million. Total payments, however, are inherently uncertain as the interest rates related to this outstanding balance are variable and the outstanding borrowings that will occur over the remaining term of the Credit Facility are unknown. Refer to Note 12 – “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for further details on the Credit Facility.

•Our purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business. At December 31, 2025, the value of our unconditional purchase obligations with a remaining term in excess of one year was $33.7 million. Refer to Note 15 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our purchase commitments.
•We have employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a one-year to a three-year period after their employment ends under certain circumstances. At December 31, 2025, our liability would be approximately $29.6 million for terminations related to a change in control and $11.1 million related to terminations in the absence of cause. Refer to Note 15 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data for additional information regarding our commitments related to employment agreements.
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements that have or are reasonably likely to have a material impact on our liquidity or capital resources.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Management believes that the following accounting policies and estimates are critical to understanding and evaluating our financial results. Management uses significant judgment and complexity related to these estimates and are required to make assumptions related to inherently uncertain factors that could have a material impact on reported amounts.
Accounting for Income Taxes
Our effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.
We are also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. A 0.5% change in our effective tax rate would have impacted our net income by approximately $0.2 million in 2025.
Refer to Note 7 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist at December 31, 2025.
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
At December 31, 2025, we had $66.4 million outstanding under the Credit Facility. A hypothetical 10% increase in interest rates in effect at December 31, 2025 would increase Kforce’s annual interest expense by less than $0.5 million. Refer to Note 12 – “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the Credit Facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kforce Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 20, 2026
We have served as the Company’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2025	2024	2023
Revenue	$1,329,007	$1,405,308	$1,531,756
Direct costs	967,634	1,019,863	1,104,690
Gross profit	361,373	385,445	427,066
Selling, general and administrative expenses	305,748	309,802	334,933
Depreciation and amortization	5,548	5,922	5,012
Income from operations	50,077	69,721	87,121
Other expense, net	3,132	2,097	1,871
Income before income taxes	46,945	67,624	85,250
Income tax expense	12,120	17,210	24,175
Net income	$34,825	$50,414	$61,075

Earnings per share – basic	$1.97	$2.71	$3.18
Earnings per share – diluted	$1.96	$2.68	$3.13

Weighted average shares outstanding – basic	17,675	18,574	19,188
Weighted average shares outstanding – diluted	17,776	18,811	19,507
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,142	$349
Trade receivables, net of allowances of $1,248 and $1,560, respectively	190,461	215,690
Prepaid expenses and other current assets	9,669	9,367
Total current assets	202,272	225,406
Fixed assets, net	6,023	7,723
Other assets, net	129,267	94,656
Deferred tax assets, net	3,036	5,009
Goodwill	25,040	25,040
Total assets	$365,638	$357,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$67,609	$61,753
Accrued payroll costs	42,328	38,823
Current portion of operating lease liabilities	3,342	3,038
Income taxes payable	451	8,843
Total current liabilities	113,730	112,457
Long-term debt – credit facility	66,400	32,700
Other long-term liabilities	60,905	58,059
Total liabilities	241,035	203,216
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 74,244 and 73,835 issued, respectively	742	738
Additional paid-in capital	558,297	543,109
Retained earnings	552,180	546,202
Treasury stock, at cost; 55,891 and 54,619 shares, respectively	(986,616)	(935,431)
Total stockholders’ equity	124,603	154,618
Total liabilities and stockholders’ equity	$365,638	$357,834
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	73,242	$732	$507,734	$6	$492,764	52,744	$(819,038)	$182,198
Net income	—	—	—	—	61,075	—	—	61,075
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	220	2	1,053	—	(1,055)	—	—	—
Stock-based compensation expense	—	—	17,747	—	—	—	—	17,747
Employee stock purchase plan	—	—	754	—	—	(18)	288	1,042
Dividends ($1.44 per share)	—	—	—	—	(27,562)	—	—	(27,562)
Repurchases of common stock	—	—	—	—	—	1,215	(75,414)	(75,414)
Other	—	—	—	(6)	—	—	—	(6)
Balance, December 31, 2023	73,462	734	527,288	—	525,222	53,941	(894,164)	159,080
Net income	—	—	—	—	50,414	—	—	50,414
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	373	4	1,194	—	(1,198)	—	—	—
Stock-based compensation expense	—	—	14,044	—	—	—	—	14,044
Employee stock purchase plan	—	—	583	—	—	(13)	215	798
Dividends ($1.52 per share)	—	—	—	—	(28,236)	—	—	(28,236)
Repurchases of common stock	—	—	—	—	—	691	(41,482)	(41,482)
Balance, December 31, 2024	73,835	738	543,109	—	546,202	54,619	(935,431)	154,618
Net income	—	—	—	—	34,825	—	—	34,825
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	409	4	1,327	—	(1,331)	—	—	—
Stock-based compensation expense	—	—	13,742	—	—	—	—	13,742
Employee stock purchase plan	—	—	119	—	—	(3)	56	175
Dividends ($1.56 per share)	—	—	—	—	(27,493)	—	—	(27,493)
Repurchases of common stock	—	—	—	—	—	1,275	(51,241)	(51,241)
Other	—	—	—	—	(23)	—	—	(23)
Balance, December 31, 2025	74,244	$742	$558,297	$—	$552,180	55,891	$(986,616)	$124,603

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$34,825	$50,414	$61,075
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	1,973	(1,871)	1,647
Provision for credit losses	5	100	768
Depreciation and amortization	5,548	5,922	5,012
Stock-based compensation expense	13,742	14,044	17,747
Noncash lease expense	3,743	3,683	4,065
Loss on equity method investment	—	—	750
Other	1,140	(395)	724
(Increase) decrease in operating assets
Trade receivables, net	25,224	17,638	35,301
Other assets	(20,386)	(8,789)	(1,304)
Increase (decrease) in operating liabilities
Accrued payroll costs	3,679	5,653	(13,358)
Other liabilities	(7,848)	475	(20,962)
Cash provided by operating activities	61,645	86,874	91,465
Cash flows from investing activities:
Capital expenditures	(14,840)	(7,573)	(7,763)
Proceeds from company-owned life insurance	1,383	2,377	—
Premiums paid for company-owned life insurance	(686)	(2,368)	(1,408)
Proceeds from the sale of our joint venture interest	—	—	5,059
Note receivable issued to our joint venture	—	—	(750)
Cash used in investing activities	(14,143)	(7,564)	(4,862)
Cash flows from financing activities:
Proceeds from credit facility	440,500	301,000	594,400
Payments on credit facility	(406,800)	(309,900)	(578,400)
Repurchases of common stock	(50,886)	(41,938)	(75,024)
Cash dividends	(27,493)	(28,236)	(27,562)
Other	(1,030)	(6)	(19)
Cash used in financing activities	(45,709)	(79,080)	(86,605)
Change in cash and cash equivalents	1,793	230	(2)
Cash and cash equivalents at beginning of year	349	119	121
Cash and cash equivalents at end of year	$2,142	$349	$119
The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
Supplemental Disclosure of Cash Flow Information	2025	2024	2023
Cash Paid During the Year For:
Income taxes, net	$19,925	$9,777	$28,616
Operating lease liabilities	4,581	4,733	5,232
Interest, net	3,756	1,989	897
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$5,402	$3,078	$4,378
Unsettled repurchases of common stock	200	260	920
Employee stock purchase plan	175	798	1,042
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
Flex Revenue
Substantially all of our Flex revenue is recognized over time as temporary staffing services and managed solutions are provided by our consultants at the contractually established bill rates, net of applicable variable consideration, such as customer rebates and discounts. Reimbursements of travel and out-of-pocket expenses ("billable expenses") are also recorded within Flex revenue when incurred and the equivalent amount of expense is recorded in Direct costs in the Consolidated Statements of Operations. We recognize revenue in the amount of consideration to which we have the right to invoice when it corresponds directly to the services transferred to the customer and satisfied over time.
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
Contract Balances
We do not have any material contract assets at December 31, 2025 and 2024.
We record a contract liability when we receive consideration from a customer prior to transferring services to the customer. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. We do not have any material contract liabilities at December 31, 2025 and 2024.
Direct Costs
Direct costs are composed of all related costs of employment for consultants, including compensation, payroll taxes, certain fringe benefits and subcontractor costs. Direct costs exclude depreciation and amortization expense, which is presented on a separate line in the accompanying Consolidated Statements of Operations.
Associate and field management compensation, payroll taxes and fringe benefits are included in Selling, General and Administrative (“SG&A”) along with other customary costs such as administrative and corporate costs.
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
Stock-Based Compensation Expense
Stock-based compensation expense is measured using the grant-date fair value of the award of equity instruments. The expense is recognized over the requisite service period and forfeitures are recognized as incurred. Excess tax benefits or deficiencies of deductions attributable to employees’ vesting of restricted stock are reflected in Income tax expense in the accompanying Consolidated Statements of Operations.
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
Management evaluates tax positions taken or expected to be taken in our tax returns and records a liability (including interest and penalties) for uncertain tax positions. We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. The Company recognizes interest and penalties related to uncertain tax positions in Income tax expense in the accompanying Consolidated Statements of Operations. There were no significant uncertain income tax positions for the years ended December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated the OBBBA legislative changes into the Company's effective tax rate for the year ended December 31, 2025, and these changes did not have a material impact on our consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
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
Trade accounts receivable reserves as a percentage of gross trade receivables was less than 1% at both December 31, 2025 and 2024. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the years ended December 31, 2025 and 2024.
Fixed Assets
Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the expected terms of the related leases. Upon sale or disposition of our fixed assets, the cost and accumulated depreciation are removed and any resulting gain or loss, net of proceeds, is reflected within SG&A in the Consolidated Statements of Operations.
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

On February 23, 2023, Kforce received $6.0 million in exchange for the sale of our 50% noncontrolling interest in WorkLLama to an unaffiliated third party and in full settlement of the outstanding balance of the promissory notes (the “Note Receivable”) that were executed to our joint venture for a total of $4.8 million at December 31, 2022. These proceeds, net of customary transaction costs, amounted to $5.1 million and is presented in the investing section of the Consolidated Statements of Cash Flows for the year ended December 31, 2023.
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
ROU assets for operating leases, net of amortization, are recorded within Other assets, net and operating lease liabilities are recorded within current liabilities if expected to be recognized in less than one year and in Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. Operating lease additions are non-cash transactions and the amortization of the ROU assets is reflected as Noncash lease expense within operating activities in the Consolidated Statements of Cash Flows.
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
Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are included in Other assets, net in the accompanying Consolidated Balance Sheets. Amortization expense is computed using the straight-line method over the estimated useful life of the related software, which range from one to sixteen years. Amortization expense of capitalized software during the years ended December 31, 2025, 2024 and 2023 was $2.9 million, $2.7 million and $1.9 million, respectively.
Kforce also enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Certain implementation costs related to cloud computing arrangements during the development stage are capitalized, which is consistent with the capitalization criteria used for internal use software. Capitalized cloud computing costs are included in Other assets, net in the accompanying Consolidated Balance Sheets and within operating activities on the Consolidated Statements of Cash Flows. Capitalized cloud computing implementation costs are amortized using the straight-line method over the remaining term of the contract.
Health Insurance
We are self-insured for certain losses related to health insurance claims that are below insurable limits. However, we obtain third-party insurance coverage to limit our exposure to claims in excess of insurable limits. For our partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure, including the extent of outstanding claims and expected changes in health insurance costs.
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
The following table provides information on potentially dilutive securities for the years ended December 31:

(shares in thousands)	2025	2024	2023
Common stock equivalents	101	237	319
Anti-dilutive shares	596	209	157
Treasury Stock
The Board approved a stock repurchase program, which has been amended several times to increase the aggregate amount of the stock repurchase authorization. Shares repurchased under Board authorizations are held in treasury for general corporate purposes. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
During the year ended December 31, 2025, Kforce repurchased approximately 1.2 million shares of common stock on the open market at a total cost of approximately $48.5 million under this repurchase program. During the year ended December 31, 2024, Kforce repurchased approximately 609 thousand shares of common stock on the open market at a total cost of approximately $36.5 million under this repurchase program. In October 2025, the Board approved a change in our stock repurchase program, increasing the total authorization for future repurchases to $100.0 million.
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
The estimated fair value of our credit facility approximates the carrying value due to the variable interest rate based upon the adjusted Secured Overnight Financing Rate (“SOFR”).
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
New Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the FASB issued guidance for disclosure improvements for income taxes. These amendments require the disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This new guidance was applied retrospectively to our annual disclosures for the year ended December 31, 2025. This new guidance modified our disclosures, but did not have a material effect on our consolidated financial statements.
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
In December 2025, the FASB issued guidance that clarifies and refines the interim reporting requirements. This guidance is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption of this guidance is permitted and may be applied using a prospective or retrospective approach. We are evaluating this new guidance, but we do not expect this standard to have a material effect on our consolidated financial statements.

2. Reportable Segments
The following table provides information on the operations of our segments for the years ended December 31:

(in thousands)	Technology	FA	Total
2025
Revenue	$1,230,271	$98,736	$1,329,007
Direct costs	906,511	61,123	967,634
Gross profit	$323,760	$37,613	$361,373
Less:
Selling, general and administrative expenses			305,748
Depreciation and amortization			5,548
Other expense, net			3,132
Income before income taxes			$46,945
2024
Revenue	$1,292,743	$112,565	$1,405,308
Direct costs	950,589	69,274	1,019,863
Gross profit	$342,154	$43,291	$385,445
Less:
Selling, general and administrative expenses			309,802
Depreciation and amortization			5,922
Other expense, net			2,097
Income before income taxes			$67,624
2023
Revenue	$1,384,553	$147,203	$1,531,756
Direct costs	1,015,157	89,533	1,104,690
Gross profit	$369,396	$57,670	$427,066
Less:
Selling, general and administrative expenses			334,933
Depreciation and amortization			5,012
Other expense, net			1,871
Income before income taxes			$85,250

3. Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the years ended December 31:

(in thousands)	Technology	FA	Total
2025
Flex revenue	$1,218,117	$85,220	$1,303,337
Direct Hire revenue	12,154	13,516	25,670
Total Revenue	$1,230,271	$98,736	$1,329,007
2024
Flex revenue	$1,278,715	$97,729	$1,376,444
Direct Hire revenue	14,028	14,836	28,864
Total Revenue	$1,292,743	$112,565	$1,405,308
2023
Flex revenue	$1,366,095	$127,679	$1,493,774
Direct Hire revenue	18,458	19,524	37,982
Total Revenue	$1,384,553	$147,203	$1,531,756
4. Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the years ended December 31, 2025 and 2024:

(in thousands)
Allowance for credit losses, December 31, 2023	$1,106
Current period provision	100
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(290)
Allowance for credit losses, December 31, 2024	916
Current period provision	5
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(121)
Allowance for credit losses, December 31, 2025	$800
The allowances on trade receivables presented in the Consolidated Balance Sheets include $0.4 million and $0.6 million for reserves unrelated to credit losses at December 31, 2025 and 2024, respectively.
5. Fixed Assets, Net
The following table presents major classifications of fixed assets and related useful lives:

		December 31,
(in thousands, except useful lives)	USEFUL LIFE	2025	2024
Leasehold improvements	1-10 years	$6,911	$7,395
Computer equipment	1-10 years	5,990	6,082
Furniture and equipment	2-10 years	4,850	5,166
Total fixed assets		17,751	18,643
Less accumulated depreciation		(11,728)	(10,920)
Total Fixed assets, net		$6,023	$7,723
Depreciation expense was $2.6 million, $3.2 million and $3.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.

6. Other Assets, Net
Other assets, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Assets held in Rabbi Trust	$56,593	$49,356
Capitalized software, net (1)	52,420	29,090
ROU assets for operating leases, net	15,412	13,764
Other non-current assets	4,842	2,446
Total Other assets, net	$129,267	$94,656
(1) This balance includes $20.0 million and $6.3 million related to capitalized implementation costs from cloud computing arrangements at December 31, 2025 and 2024, respectively. Accumulated amortization of capitalized software was $42.9 million and $40.1 million at December 31, 2025 and 2024, respectively.
7. Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current tax expense:
U.S. federal	$6,850	$14,067	$16,530
State and local	3,297	5,014	5,998
Total current tax expense	10,147	19,081	22,528
Deferred tax expense (benefit):
U.S. federal	1,583	(1,596)	1,157
State and local	390	(275)	490
Total deferred tax expense (benefit)	1,973	(1,871)	1,647
Total Income tax expense	$12,120	$17,210	$24,175
The provision for income taxes results in an effective tax rate that differs from the U.S. federal statutory rate. The following is a reconciliation of income tax expense at the U.S. federal statutory rate to total Income tax expense:

	Years Ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$9,859	21.0%	$14,201	21.0%	$17,902	21.0%
State and local income tax, net of federal income tax effect (1)	2,913	6.2	3,760	5.6	5,125	6.0
Nontaxable or nondeductible items:
Executive compensation	1,246	2.6	986	1.4	1,711	2.0
Other	771	1.6	64	0.1	(494)	(0.5)
Tax credits:
Research and development	(2,765)	(5.9)	—	0.0	—	0.0
Other	138	0.3	(989)	(1.5)	(676)	(0.8)
Other adjustments	(42)	0.0	(812)	(1.2)	607	0.7
Total Income tax expense and effective tax rate	$12,120	25.8%	$17,210	25.4%	$24,175	28.4%
(1) State income taxes in California, Florida, Texas and Virginia made up the majority of the tax effect in this category for the year ended December 31, 2025. For each of the years ended December 31, 2024 and 2023, California, Florida, New Jersey and Texas made up the majority of the tax effect in this category.
The effective tax rate of 25.8% for the year ended December 31, 2025 is primarily driven by state and local income taxes and nondeductible executive compensation, partially offset by research and development activities associated with our strategic priorities. The effective tax rates of 25.4% and 28.4% for the years ended December 31, 2024 and 2023, respectively, is primarily driven by state and local income taxes.

Deferred tax assets and liabilities are composed of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Deferred compensation obligation	$5,560	$6,549
Operating lease liabilities	4,094	3,923
Stock-based compensation	1,954	1,561
Accrued liabilities	1,044	995
Accounts receivable reserves	319	399
Research and development	—	2,027
Other	3	8
Deferred tax assets	12,974	15,462
Deferred tax liabilities:
ROU assets for operating leases	(3,721)	(3,512)
Fixed assets	(3,326)	(3,700)
Goodwill	(2,284)	(2,291)
Prepaid expenses	(595)	(513)
Other	(12)	(437)
Deferred tax liabilities	(9,938)	(10,453)
Valuation allowance	—	—
Total Deferred tax assets, net	$3,036	$5,009
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, Kforce is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2022.
The following is a reconciliation of cash paid for income taxes, net of refunds:

	Years Ended December 31,
(in thousands)	2025 (1)	2024	2023 (1)
U.S. federal	$16,228	$4,823	$22,201
Aggregated state and other jurisdictions	3,697	2,802	6,415
Disaggregated state and other jurisdictions:
Texas	—	848	—
Florida	—	717	—
California	—	587	—
Total cash paid for income taxes, net	$19,925	$9,777	$28,616
(1) Cash paid for income taxes in Texas, Florida and California were below the 5% disaggregation threshold for the years ended December 31, 2025 and 2023, and all balances are included within aggregated state and other jurisdictions for those years.

8. Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units at December 31, 2025, 2024 and 2023:

(in thousands)	Technology	FA	Total
Goodwill, gross amount	$156,391	$19,766	$176,157
Accumulated impairment losses	(139,357)	(11,760)	(151,117)
Goodwill, carrying value	$17,034	$8,006	$25,040
There was no impairment expense related to goodwill for each of the years ended December 31, 2025, 2024 and 2023.
Management performed its annual impairment assessment of the carrying value of goodwill at December 31, 2025 and 2024. For each of the reporting units, management assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. Based on the qualitative assessments, management determined that it was more likely than not that the fair values of the reporting units were more than the carrying values at December 31, 2025 and 2024. A deterioration in any of the assumptions could result in an impairment charge in the future.
9. Current Liabilities
The following table provides information on certain current liabilities:

	December 31,
(in thousands)	2025	2024
Accounts payable	$40,212	$38,315
Deferred compensation payable	10,011	8,602
Customer rebates payable	6,938	6,556
Accrued professional fees	5,951	4,021
Accrued liabilities	4,497	4,259
Total Accounts payable and other accrued liabilities	$67,609	$61,753
Payroll and benefits	$37,491	$32,990
Health insurance liabilities	2,430	3,593
Payroll taxes	1,890	1,698
Workers’ compensation liabilities	517	542
Total Accrued payroll costs	$42,328	$38,823
10. Operating Leases
The following table presents weighted-average terms for our operating leases:

	December 31,
	2025	2024
Weighted-average discount rate	4.4%	4.3%
Weighted-average remaining lease term	5.7 years	6.0 years
The following table presents operating lease expense included in SG&A (in thousands):

	December 31,
Lease Cost	2025	2024
Operating lease expense	$4,455	$4,344
Short-term lease expense	1,510	1,265
Variable lease costs	699	934
Sublease income	—	(28)
Total operating lease expense	$6,664	$6,515

The following table presents the maturities of operating lease liabilities at December 31, 2025:

(in thousands)
2026	$3,991
2027	4,072
2028	3,197
2029	2,396
2030	1,706
Thereafter	3,165
Total maturities of operating lease liabilities	18,527
Less: imputed interest	1,981
Total operating lease liabilities	$16,546
11. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains a qualified defined contribution 401(k) retirement savings plan for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board. Kforce accrued matching 401(k) contributions of $2.5 million and $2.1 million at December 31, 2025 and 2024, respectively.
Employee Stock Purchase Plan
Effective April 2025, the Firm discontinued the employee stock purchase plan which allowed all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 3 thousand, 13 thousand, and 18 thousand shares of common stock at an average purchase price of $53.85, $62.00 and $57.13 per share during the years ended December 31, 2025, 2024 and 2023, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified upon retirement or termination of employment in Accounts payable and other accrued liabilities if payable within the next year, or in Other long-term liabilities if payable after the next year, in the accompanying Consolidated Balance Sheets. At December 31, 2025 and 2024, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $10.0 million and $8.6 million, respectively, and $47.7 million and $46.2 million was included in Other long-term liabilities at December 31, 2025 and 2024, respectively, in the Consolidated Balance Sheets. For each of the years ended December 31, 2025, 2024 and 2023, we recognized $1.3 million of compensation expense for the plans.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets held within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $56.6 million and $49.4 million at December 31, 2025 and 2024, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. At December 31, 2025, the life insurance policies had a net death benefit of $169.4 million.
12. Credit Facility
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which includes a $10.0 million sublimit for the issuance of standby and commercial letters and $10.0 million sublimit for swingline loans, and may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (“the Commitment”). Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm. The maturity date of the Credit Facility is November 5, 2030.

Any loan under the Credit Facility will bear interest at a rate equal to either (a) Term SOFR (as described below) plus the Applicable Margin (as described below) or (b) the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50%, (iii) Term SOFR for a one-month interest period plus 1.00% and (iv) 1.00% plus the Applicable Margin (the “Base Rate”).
Term SOFR refers to the Secured Overnight Financing Rate published term rate for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Term SOFR loans ranges from 1.250% to 1.625% and the Applicable Margin for Base Rate loans ranges from 0.250% to 0.625%. The Firm pays a quarterly non-refundable commitment fee equal to the Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.25% and 0.30%.
The Firm is subject to certain affirmative and negative financial covenants including, but not limited to, the maintenance of a fixed charge coverage ratio of not less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.50 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (defined as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA.
Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities in excess of $25.0 million in any fiscal year could be limited if (a) the total leverage ratio is greater than 3.00 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million.
At December 31, 2025 and 2024, $66.4 million and $32.7 million was outstanding on the Credit Facility, respectively. Kforce had $1.1 million and $1.0 million of outstanding letters of credit at December 31, 2025 and 2024, respectively, which pursuant to the Credit Facility, reduces the availability of the borrowing capacity. At December 31, 2025, we are in compliance with all of our financial covenants contained in the Credit Facility.
13. Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Deferred compensation payable - long term	$47,650	$46,183
Operating lease liabilities	13,204	11,858
Other long-term liabilities	51	18
Total Other long-term liabilities	$60,905	$58,059
14. Stock-Based Compensation
On April 23, 2025, Kforce shareholders approved the 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards, such as Performance-Based Awards (collectively referred to as “Restricted Stock”). The aggregate number of shares reserved under the 2025 Plan is approximately 2.7 million. Grants of an option or SARs reduce the reserve by one share, while a Restricted Stock award reduces the reserve by 2.72 shares. The 2025 Plan terminates on April 23, 2035.
During the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense was $13.7 million, $14.0 million and $17.7 million, respectively, and is included in SG&A in the Consolidated Statements of Operations. The related tax benefit for the years ended December 31, 2025, 2024 and 2023 was $2.9 million, $3.8 million and $4.8 million, respectively.
Restricted Stock
Restricted Stock is granted to directors, executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or as part of a compensation package for retention. The LTI award amounts are primarily based on Kforce’s total shareholder return as compared to a predefined peer group. RSAs and RSUs granted during the year ended December 31, 2025 will vest ratably over a period of one to ten years.

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
During the year ended December 31, 2024, management issued 87 thousand shares of performance-based restricted stock awards ("Performance-Based Awards") to certain leaders within the Firm. These Performance-Based Awards are subject to the achievement of certain financial goals as a condition of vesting (“performance goals”) and will be measured over a 10-year period. The Performance-Based Awards become eligible to vest only if these performance goals are achieved and if the grantee remains continuously employed by us through the vesting date. We assess the probability of achieving the performance goals for each reporting period. Determining whether the performance goals will be achieved involves judgment, and the estimate of compensation cost may be revised periodically based on changes in the probability of achieving the performance goals. Revisions are reflected in the period in which the estimate is changed. If the performance goals are deemed unlikely to be met, no compensation cost is recognized and, to the extent previously recognized, compensation cost is reversed. Performance-Based Awards contain the same voting rights as other common stock as well as the right to forfeitable dividends in the form of additional restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. No stock-based compensation expense related to these Performance-Based Awards was recognized during the years ended December 31, 2025 and 2024.
The following table presents the Restricted Stock activity for the year ended December 31, 2025:

(in thousands, except per share amounts)	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2024	910	$61.28
Granted	463	$34.69
Forfeited	(54)	$60.85
Vested	(221)	$59.78	$7,418
Outstanding as of December 31, 2025	1,098	$50.40
The weighted-average grant date fair value of restricted stock granted was $34.69, $57.83 and $64.97 during the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of restricted stock vested was $7.4 million, $15.1 million and $22.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.
The fair market value of Restricted Stock is determined based on the closing stock price of Kforce’s common stock at the date of grant. RSAs and RSUs are amortized on a straight-line basis over the requisite service period. At December 31, 2025, total unrecognized stock-based compensation expense related to restricted stock was $40.6 million, which is expected to be recognized over a weighted-average remaining period of 4.1 years.
15. Commitments and Contingencies
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. At December 31, 2025, these unconditional purchase obligations with an initial or remaining term in excess of one year were approximately $33.7 million and are expected to be paid as follows: $10.6 million in 2026; $9.2 million in 2027, $2.8 million in 2028, $1.9 million in 2029, $1.6 million in 2030, and $7.6 million in 2030 and beyond.
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a one-year to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At December 31, 2025, our liability would be approximately $29.6 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $11.1 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2025 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting at December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, at December 31, 2025, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
ITEM 9B.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended December 31, 2025, none of the Firm’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Firm securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2025.
Our Commitment to Integrity applies to all of our directors, officers and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2025.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2025.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2025.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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
KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

Column A	Column B		Column C		Column D	Column E
Description	Balance At Beginning Of Period		Charged To Costs And Expenses	Charged To Other Accounts	Deductions	Balance At End Of Period
Accounts receivable reserves	2023	$1,575	736	—	(668)	$1,643
	2024	$1,643	207	—	(290)	$1,560
	2025	$1,560	5	—	(317)	$1,248
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.
4.2	Description of the Company's Common Stock, par value $0.01 per share, incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 001-42104) filed with the SEC on February 21, 2025.
10.1*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.
10.2*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.
10.3*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.
10.4*	Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.
10.5*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.
10.6*	Form of Restricted Stock Award Agreement under the 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.
10.7*	Kforce Inc. 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 000-26058) filed with the SEC on April 28, 2017.
10.8*
Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.9*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.
10.10*	Amended and Restated Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, dated November 15, 2017, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.
10.11*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Andrew G. Thomas, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 22, 2019.
10.12*	Kforce Inc. 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-231073) filed with the SEC on April 26, 2019.
10.13*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.
10.14*	Kforce Inc. 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-237957) filed with the SEC on May 1, 2020.
10.15*	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2020.
10.16*	Kforce Inc. 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-255480) filed with the SEC on April 23, 2021.

Exhibit Number	Description
10.17*	Form of Restricted Stock Award Agreement under the 2021 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2021.
10.18*	Employment Agreement, dated February 22, 2023, between Kforce Inc. and Jeffrey B. Hackman, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 24, 2023.
10.19*	Kforce Inc. 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-271697) filed with the SEC on May 5, 2023.
10.20*	Form of Restricted Stock Award Agreement under the 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 5, 2023.
10.21*	Form of Employee Restricted Stock Award Agreement under the 2023 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 1, 2023.
10.22*	Form of Performance-Based Award Agreement under the 2023 Stock Incentive Plan, incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-42104) filed with the SEC on February 21, 2025.
10.23*	Kforce Inc. 2025 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-286770) filed with the SEC on April 25, 2025.
10.24*	Form of Restricted Stock Agreements under the 2025 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 001-42104) filed with the SEC on April 30, 2025.
10.25	Credit Agreement, dated November 5, 2025, between Kforce Inc. and its subsidiaries and Bank of America, N.A., and the lenders referred to therein, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 001-42104) filed with the SEC on November 6, 2025.
10.26*²	Amendment to Employment Agreement, dated as of February 20, 2026, between Kforce Inc. and Jeffrey B. Hackman, filed herewith.
19²	Amended and Restated Insider Trading Policy, effective September 1, 2025.
21²	List of Subsidiaries.
23²	Consent of Deloitte & Touche LLP.
31.1²	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2²	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.
97	Amended and Restated Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-42104) filed with the SEC on February 21, 2025.
101.1
The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

KFORCE INC.

Date: February 20, 2026	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 20, 2026	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 20, 2026	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 20, 2026	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Director

Date: February 20, 2026	By:	/s/ DERRICK D. BROOKS
Derrick D. Brooks
Director

Date: February 20, 2026	By:	/s/ CATHERINE H. CLOUDMAN
Catherine H. Cloudman
Director

Date: February 20, 2026	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 20, 2026	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 20, 2026	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 20, 2026	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 20, 2026	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director