Form 10-Q
period 2026-03-31
KFORCE INC
filed 2026-04-29
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No ☒
The number of shares outstanding (in thousands) of the registrant’s common stock at April 22, 2026 was 17,832.

KFORCE INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” the “Firm,” “management,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates. This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to:
•expectations of financial or operational performance, including the potential effects of macroeconomic and geopolitical uncertainties, such as impacts of energy prices on consumer spending and tariffs, among others, on our business;
•our predictions regarding improving client confidence and early signs of stabilization across the labor market;
•our prediction that organizations are increasingly turning to flexible talent strategies to advance technology initiatives;
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
•clients’ increased cautiousness and subdued hiring practices due to macroeconomic uncertainty;
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2026	2025
Revenue	$330,364	$330,028
Direct costs	240,296	241,768
Gross profit	90,068	88,260
Selling, general and administrative expenses	76,758	75,165
Depreciation and amortization	1,304	1,464
Income from operations	12,006	11,631
Other expense, net	652	565
Income before income taxes	11,354	11,066
Income tax expense	3,429	2,921
Net income	$7,925	$8,145

Earnings per share – basic	$0.46	$0.45
Earnings per share – diluted	$0.46	$0.45

Weighted average shares outstanding – basic	17,132	18,161
Weighted average shares outstanding – diluted	17,197	18,241
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,338	$2,142
Trade receivables, net of allowances of $1,158 and $1,248, respectively	207,275	190,461
Prepaid expenses and other current assets	8,792	9,669
Total current assets	217,405	202,272
Fixed assets, net	5,530	6,023
Other assets, net	134,171	129,267
Deferred tax assets, net	2,624	3,036
Goodwill	25,040	25,040
Total assets	$384,770	$365,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$69,215	$67,609
Accrued payroll costs	46,948	42,328
Current portion of operating lease liabilities	3,414	3,342
Income taxes payable	1,988	451
Total current liabilities	121,565	113,730
Long-term debt – credit facility	91,500	66,400
Other long-term liabilities	54,350	60,905
Total liabilities	267,415	241,035
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 74,253 and 74,244 issued, respectively	743	742
Additional paid-in capital	562,323	558,297
Retained earnings	552,828	552,180
Treasury stock, at cost; 56,321 and 55,891 shares, respectively	(998,539)	(986,616)
Total stockholders’ equity	117,355	124,603
Total liabilities and stockholders’ equity	$384,770	$365,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2025	74,244	$742	$558,297	$552,180	55,891	$(986,616)	$124,603
Net income	—	—	—	7,925	—	—	7,925
Issuance for stock-based compensation and dividends, net of forfeitures	9	1	436	(437)	—	—	—
Stock-based compensation expense	—	—	3,590	—	—	—	3,590
Dividends ($0.40 per share)	—	—	—	(6,821)	—	—	(6,821)
Repurchases of common stock	—	—	—	—	430	(11,923)	(11,923)
Other	—	—	—	(19)	—	—	(19)
Balance, March 31, 2026	74,253	$743	$562,323	$552,828	56,321	$(998,539)	$117,355

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2024	73,835	$738	$543,109	$546,202	54,619	$(935,431)	$154,618
Net income	—	—	—	8,145	—	—	8,145
Issuance for stock-based compensation and dividends, net of forfeitures	6	—	376	(376)	—	—	—
Stock-based compensation expense	—	—	3,656	—	—	—	3,656
Employee stock purchase plan	—	—	119	—	(3)	56	175
Dividends ($0.39 per share)	—	—	—	(7,051)	—	—	(7,051)
Repurchases of common stock	—	—	—	—	420	(21,512)	(21,512)
Other	—	—	—	(4)	—	—	(4)
Balance, March 31, 2025	73,841	$738	$547,260	$546,916	55,036	$(956,887)	$138,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$7,925	$8,145
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	411	(235)
Provision for credit losses	57	69
Depreciation and amortization	1,304	1,464
Stock-based compensation expense	3,590	3,656
Noncash lease expense	904	971
Other	215	382
(Increase) decrease in operating assets
Trade receivables, net	(16,870)	(4,911)
Other assets	(3,695)	(4,988)
Increase (decrease) in operating liabilities
Accrued payroll costs	4,620	2,273
Other liabilities	(2,516)	(6,577)
Cash (used in) provided by operating activities	(4,055)	249
Cash flows from investing activities:
Capital expenditures	(3,345)	(4,149)
Premiums paid for company-owned life insurance	—	(686)
Cash used in investing activities	(3,345)	(4,835)
Cash flows from financing activities:
Proceeds from credit facility	117,600	171,800
Payments on credit facility	(92,500)	(139,000)
Repurchases of common stock	(11,683)	(21,066)
Cash dividends	(6,821)	(7,051)
Other	—	(2)
Cash provided by financing activities	6,596	4,681
Change in cash and cash equivalents	(804)	95
Cash and cash equivalents, beginning of period	2,142	349
Cash and cash equivalents, end of period	$1,338	$444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flow Information	2026	2025
Cash Paid During the Period For:
Income taxes, net	$170	$4,156
Operating lease liabilities	1,046	1,206
Interest, net	1,008	657
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$230	$1,469
Employee stock purchase plan	—	175
Unsettled repurchases of common stock	325	500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of our 2025 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2025, was derived from our audited Consolidated Balance Sheet at December 31, 2025, as presented in our 2025 Annual Report on Form 10-K.
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
The following table provides information on potentially dilutive securities:

(shares in thousands)	2026	2025
Three Months Ended March 31,
Common stock equivalents	65	80
Anti-dilutive shares	608	583

Treasury Stock
The Board of Directors has approved a stock repurchase program, which has been amended several times to increase the aggregate amount of the stock repurchase authorization. During the three months ended March 31, 2026, Kforce repurchased 428 thousand shares of common stock on the open market at a total cost of $11.8 million under this repurchase program. During the three months ended March 31, 2025, Kforce repurchased 418 thousand shares of common stock on the open market at a total cost of $21.2 million under this repurchase program. In October 2025, the Board approved an increase in the stock repurchase authorization, bringing the total authorization to $100.0 million for the stock repurchase program.

Note B - Reportable Segments
The following table provides information on the operations of our two reportable segments:

(in thousands)	Technology	FA	Total
Three Months Ended March 31,
2026
Revenue	$305,963	$24,401	$330,364
Direct costs	224,953	15,343	240,296
Gross profit	$81,010	$9,058	$90,068
Less:
Selling, general and administrative expenses			76,758
Depreciation and amortization			1,304
Other expense, net			652
Income before income taxes			$11,354
2025
Revenue	$306,284	$23,744	$330,028
Direct costs	227,100	14,668	241,768
Gross profit	$79,184	$9,076	$88,260
Less:
Selling, general and administrative expenses			75,165
Depreciation and amortization			1,464
Other expense, net			565
Income before income taxes			$11,066

Note C - Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type:

(in thousands)	Technology	FA	Total
Three Months Ended March 31,
2026
Flex revenue	$302,955	$21,273	$324,228
Direct Hire revenue	3,008	3,128	6,136
Total Revenue	$305,963	$24,401	$330,364
2025
Flex revenue	$302,435	$20,135	$322,570
Direct Hire revenue	3,849	3,609	7,458
Total Revenue	$306,284	$23,744	$330,028

Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the three months ended March 31, 2026:

(in thousands)
Allowance for credit losses, December 31, 2025	$800
Current period provision	57
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(57)
Allowance for credit losses, March 31, 2026	$800
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.4 million for reserves unrelated to credit losses at March 31, 2026 and December 31, 2025.

Note E - Other Assets, Net
Other assets, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Assets held in Rabbi Trust	$55,257	$56,593
Capitalized software, net (1)	58,751	52,420
ROU assets for operating leases, net	14,705	15,412
Other non-current assets	5,458	4,842
Total Other assets, net	$134,171	$129,267
(1) This balance includes $23.7 million and $20.0 million related to capitalized implementation costs from cloud computing arrangements at March 31, 2026 and December 31, 2025, respectively. Accumulated amortization of capitalized software was $43.5 million and $42.9 million at March 31, 2026 and December 31, 2025, respectively.

Note F - Current Liabilities
The following table provides information on certain current liabilities:

(in thousands)	March 31, 2026	December 31, 2025
Accounts payable	$46,002	$40,212
Deferred compensation payable	7,830	10,011
Customer rebates payable	6,080	6,938
Accrued liabilities	4,698	4,497
Accrued professional fees	4,605	5,951
Total Accounts payable and other accrued liabilities	$69,215	$67,609
Payroll and benefits	$37,750	$37,491
Health insurance liabilities	4,137	2,430
Payroll taxes	4,538	1,890
Workers’ compensation liabilities	523	517
Total Accrued payroll costs	$46,948	$42,328

Note G - Credit Facility
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

At March 31, 2026 and December 31, 2025, $91.5 million and $66.4 million was outstanding under the Credit Facility, respectively. Kforce had $1.1 million of outstanding letters of credit at March 31, 2026 and December 31, 2025, which pursuant to the Credit Facility, reduces the availability of our borrowing capacity. At March 31, 2026, we are in compliance with all of the covenants contained in the Credit Facility.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Deferred compensation payable - long term	$41,893	$47,650
Operating lease liabilities	12,449	13,204
Other long-term liabilities	8	51
Total Other long-term liabilities	$54,350	$60,905

Note I - Stock-Based Compensation
On April 22, 2026, Kforce’s shareholders approved the 2026 Stock Incentive Plan (the “2026 Plan”). The 2026 Plan allows for the issuance of stock options, stock appreciation rights (“SAR”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards, such as Performance-Based Awards (collectively referred to as “Restricted Stock”). The aggregate number of shares reserved under the 2026 Plan is approximately 2.8 million. Grants of an option or SAR reduce the reserve by one share, while a Restricted Stock award reduces the reserve by 2.72 shares. The 2026 Plan terminates on April 22, 2036.
The following table presents the Restricted Stock activity for the three months ended March 31, 2026:

(in thousands, except per share amounts)	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2025	1,098	$50.40
Granted	21	$45.77
Forfeited	(11)	$54.59
Vested	(7)	$25.65	$204
Outstanding at March 31, 2026	1,101	$50.44
At March 31, 2026, total unrecognized stock-based compensation expense related to restricted stock was $36.7 million, which is expected to be recognized over a weighted-average remaining period of 4.0 years.
During the three months ended March 31, 2026 and 2025, stock-based compensation expense was $3.6 million and $3.7 million, respectively. Stock-based compensation is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.

Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At March 31, 2026, our liability would be approximately $30.9 million if, following a change in control, all of the executives under contract were terminated without cause by the employer or if the executives resigned for good reason, and $11.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2026, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the three months ended March 31, 2026 increased 0.1% to nearly $330.4 million from $330.0 million in the comparable period in 2025. Revenue decreased 0.1% for Technology and increased 2.8% for FA.
•Flex revenue for the three months ended March 31, 2026 increased 0.5% to $324.2 million from $322.6 million in the comparable period in 2025. Flex revenue increased 0.2% and 5.7% for Technology and FA, respectively, primarily driven by an increase in consultants on assignment.
•Direct Hire revenue for the three months ended March 31, 2026 decreased 17.7% to $6.1 million from $7.5 million in the comparable period in 2025.
•Gross profit margin for the three months ended March 31, 2026 increased 60 basis points to 27.3% from 26.7% in the comparable period in 2025 primarily driven by an increase in Flex gross profit margins, which was partially offset by a decline in Direct Hire revenue.
•Flex gross profit margin for the three months ended March 31, 2026 increased 90 basis points to 25.9% from 25.0% in the comparable period in 2025 primarily driven by improved bill and pay spreads and lower healthcare costs.
•SG&A expenses as a percentage of revenue for the three months ended March 31, 2026 increased to 23.2% from 22.8% in the comparable period in 2025 primarily driven by higher performance-based compensation costs due to improved financial performance.
•Net income for the three months ended March 31, 2026 decreased 2.7% to $7.9 million, or $0.46 diluted earnings per share, from $8.1 million, or $0.45 diluted earnings per share, for the three months ended March 31, 2025.
•The Firm returned $18.6 million of capital to our shareholders in the form of open market repurchases totaling $11.8 million and quarterly dividends totaling $6.8 million during the three months ended March 31, 2026.
•Cash used in operating activities was $4.1 million during the three months ended March 31, 2026, as compared to cash provided by operating activities of $0.2 million for the three months ended March 31, 2025. The change was primarily driven by lower collections on trade receivables, partially offset by the timing of payments.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. At March 31, 2026, Kforce employed over 1,600 associates and had nearly 8,000 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other leading companies.
Recent economic data continues to point to a softer labor market, particularly in professionally oriented roles. Heightened geopolitical uncertainty, including the conflict involving Iran, has contributed to significant volatility in global energy markets, resulting in sharp increases across oil, gasoline, natural gas and electricity. In this environment, discussions with our clients indicate they are focused on agility. We believe uncertainty is reinforcing the value of flexible workforce solutions as organizations seek to advance a significant backlog of high-priority technology initiatives while they gain greater clarity around geopolitical developments and the longer-term impact of emerging technologies on their businesses and talent strategies.
Against this backdrop, we experienced year‑over‑year revenue growth in the first quarter of 2026 for the first time in over three years, which we expect to further improve in the second quarter of 2026. Supported by our integrated go‑to‑market approach and the continued focus of our teams operating as One Kforce - our integrated operating model where our teams work together across service lines - we believe we are well positioned to support clients as they advance their technology roadmaps amid an evolving economic environment.
Based on data published by the Staffing Industry Analysts (“SIA”), temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate declined to 4.3% in March 2026 as compared to 4.4% in December 2025. In the latest U.S. staffing industry forecast published by SIA in March 2026, the technology temporary staffing industry is estimated to grow 1% in 2026.
Operating Results - Three Months Ended March 31, 2026 and 2025
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue by segment:
Technology	92.6%	92.8%
FA	7.4	7.2
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	98.1%	97.7%
Direct Hire	1.9	2.3
Total Revenue	100.0%	100.0%
Gross profit	27.3%	26.7%
Selling, general and administrative expenses	23.2%	22.8%
Depreciation and amortization	0.4%	0.4%
Income from operations	3.6%	3.5%
Income before income taxes	3.4%	3.4%
Net income	2.4%	2.5%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period:

	Three Months Ended March 31,
(in thousands)	2026	Increase (Decrease)	2025
Technology
Flex revenue	$302,955	0.2%	$302,435
Direct Hire revenue	3,008	(21.8)%	3,849
Total Technology revenue	$305,963	(0.1)%	$306,284
FA
Flex revenue	$21,273	5.7%	$20,135
Direct Hire revenue	3,128	(13.3)%	3,609
Total FA revenue	$24,401	2.8%	$23,744

Total Flex revenue	$324,228	0.5%	$322,570
Total Direct Hire revenue	6,136	(17.7)%	7,458
Total Revenue	$330,364	0.1%	$330,028
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business increased 0.2% during the three months ended March 31, 2026, as compared to the same period in 2025, primarily driven by an increase in consultants on assignment, which was partially offset by a slight decrease in our average bill rate. In the second quarter, we expect Technology Flex revenue to increase in the low to mid single digits sequentially, on a billing day basis, and year over year.
Our FA business experienced an increase in Flex revenue of 5.7% during the three months ended March 31, 2026, as compared to the same period in 2025, primarily driven by an increase in consultants on assignment. Additionally, our average FA bill rates improved by nearly 1% for the three months ended March 31, 2026, as compared to the same period in 2025, which continues to reflect the higher-skilled assignments that we have been strategically pursuing. In the second quarter, we expect FA Flex revenue to increase in the mid to high single digits sequentially, on a billing day basis, and increase in the high single digits year over year.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2026 vs. March 31, 2025
Key Drivers - Increase (Decrease)	Technology	FA
Volume - hours billed	$2,478	$946
Bill rate	(1,848)	198
Billable expenses	(110)	(6)
Total change in Flex revenue	$520	$1,138
The following table presents total Flex hours billed by segment and percentage change over the prior period:

	Three Months Ended March 31,
(in thousands)	2026	Increase (Decrease)	2025
Technology	3,365	0.8%	3,337
FA	407	4.6%	389
Total Flex hours billed	3,772	1.2%	3,726
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 17.7% during the three months ended March 31, 2026, as compared to the same period in 2025, which was primarily driven by a decrease in placements.

Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents gross profit (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2026	Increase (Decrease)	2025
Technology	26.5%	2.3%	25.9%
FA	37.1%	(2.9)%	38.2%
Total gross profit percentage	27.3%	2.2%	26.7%
Total gross profit percentage increased 60 basis points for the three months ended March 31, 2026, as compared to the same period in 2025, primarily driven by an increase in Flex gross profit margins, offsetting a decline in Direct Hire revenue.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2026	Increase (Decrease)	2025
Technology	25.7%	3.2%	24.9%
FA	27.9%	2.6%	27.2%
Total Flex gross profit percentage	25.9%	3.6%	25.0%
Our Flex gross profit percentage increased 90 basis points for the three months ended March 31, 2026, as compared to the same period in 2025.
•Technology Flex gross profit margins increased 80 basis points for the three months ended March 31, 2026, as compared to the same period in 2025. The increase for the three months ended March 31, 2026 was primarily driven by improved bill and pay spreads and lower healthcare costs. In the second quarter, we expect Technology Flex gross profit margins to increase sequentially due to lower seasonal payroll taxes and for bill and pay spreads to be stable sequentially.
•FA Flex gross profit margins increased 70 basis points for the three months ended March 31, 2026, as compared to the same period in 2025. The increase for the three months ended March 31, 2026 was primarily driven by improved bill and pay spreads and lower healthcare costs. In the second quarter, we expect FA Flex gross profit margins to increase sequentially due to lower seasonal payroll taxes and for bill and pay spreads to be stable sequentially.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2026 vs. March 31, 2025
Key Drivers - Increase (Decrease)	Technology	FA
Revenue impact (volume)	$129	$309
Profitability impact (bill rate)	2,537	154
Total change in Flex gross profit	$2,666	$463
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.8% for the three months ended March 31, 2026, as compared to 84.4% for the comparable period in 2025. Commissions and other bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents certain components of SG&A as a percentage of total revenue:

(in thousands)	2026	% of Revenue	2025	% of Revenue
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$64,350	19.5%	$63,476	19.2%
Other (1)	12,408	3.7%	11,689	3.6%
Total SG&A	$76,758	23.2%	$75,165	22.8%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A as a percentage of revenue increased 40 basis points for the three months ended March 31, 2026, as compared to the same period in 2025, which is primarily driven by higher performance-based compensation costs due to improved financial performance.
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
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category:

	Three Months Ended March 31,
(in thousands)	2026	Increase (Decrease)	2025
Fixed asset depreciation	$639	(10.4)%	$713
Capitalized software amortization	665	(11.5)%	751
Total Depreciation and amortization	$1,304	(10.9)%	$1,464
Other Expense, Net. Other expense, net was $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Other expense, net primarily includes interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) was 30.2% and 26.4% for the three months ended March 31, 2026 and 2025, respectively. The increase in our effective tax rate is related to nondeductible items such as Internal Revenue Code Section 162(m) limitations.

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

	Sequential Growth Rates (GAAP)
	2026	2025
	Q1	Q4	Q3	Q2	Q1
Technology Flex	(0.2)%	(0.2)%	(1.2)%	1.8%	(3.7)%
FA Flex	(5.6)%	2.4%	6.9%	2.1%	(12.8)%
Total Flex revenue	(0.6)%	(0.1)%	(0.7)%	1.8%	(4.3)%
	Sequential Growth Rates (Non-GAAP)
	2026	2025
	Q1	Q4	Q3	Q2	Q1
Billing Days	63	62	64	64	63
Technology Flex	(1.8)%	3.0%	(1.2)%	0.2%	(5.2)%
FA Flex	(7.1)%	5.7%	6.9%	0.5%	(14.2)%
Total Flex revenue	(2.2)%	3.2%	(0.7)%	0.2%	(5.8)%

	Year-Over-Year Growth Rates (GAAP)
	2026	2025
	Q1	Q4	Q3	Q2	Q1
Technology Flex	0.2%	(3.3)%	(5.5)%	(5.0)%	(5.0)%
FA Flex	5.7%	(2.4)%	(7.3)%	(16.8)%	(23.2)%
Total Flex revenue	0.5%	(3.3)%	(5.7)%	(5.8)%	(6.4)%
	Year-Over-Year Growth Rates (Non-GAAP)
	2026	2025
	Q1	Q4	Q3	Q2	Q1
Billing Days	63	62	64	64	63
Technology Flex	0.2%	(3.3)%	(5.5)%	(5.0)%	(3.5)%
FA Flex	5.7%	(2.4)%	(7.3)%	(16.8)%	(22.0)%
Total Flex revenue	0.5%	(3.3)%	(5.7)%	(5.8)%	(4.9)%

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

The following table presents Free Cash Flow:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used by operating activities	$(4,055)	$249
Capital expenditures	(3,345)	(4,149)
Free cash flow	(7,400)	(3,900)
Change in debt	25,100	32,800
Repurchases of common stock	(11,683)	(21,066)
Cash dividends	(6,821)	(7,051)
Premiums paid for company-owned life insurance	—	(686)
Other	—	(2)
Change in cash and cash equivalents	$(804)	$95

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
The following table presents Adjusted EBITDA and includes a reconciliation of Net income to Adjusted EBITDA:

(in thousands)	2026	2025
Three Months Ended March 31,
Net income	$7,925	$8,145
Depreciation and amortization	1,304	1,464
Stock-based compensation expense	3,590	3,656
Interest expense, net	649	565
Income tax expense	3,429	2,921
Adjusted EBITDA	$16,897	$16,751
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows, as well as borrowings under our Credit Facility (as defined below). At March 31, 2026 and December 31, 2025, we had $91.5 million and $66.4 million outstanding under our Credit Facility, respectively, and the borrowing availability was $107.4 million and $132.5 million, respectively, subject to certain covenants. At March 31, 2026, Kforce had $95.8 million in working capital compared to $88.5 million at December 31, 2025.
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

Cash used in operating activities was $4.1 million during the three months ended March 31, 2026, as compared to cash provided by operating activities of $0.2 million during the three months ended March 31, 2025. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease was primarily driven by lower collections on trade receivables, partially offset by the timing of payments.
Cash used in investing activities was $3.3 million during the three months ended March 31, 2026, and primarily consisted of cash used for capital expenditures. Cash used in investing activities during the three months ended March 31, 2025 was $4.8 million and primarily consisted of cash used for capital expenditures of $4.1 million.
Cash provided by financing activities was $6.6 million during the three months ended March 31, 2026, as compared to $4.7 million of cash used in financing activities during the three months ended March 31, 2025. This change was primarily driven by decreases in repurchases of common stock and net proceeds on our Credit Facility.
The following table presents the cash flow impact of the common stock repurchase activity:

	Three Months Ended March 31,
(in thousands)	2026	2025
Open market repurchases	$11,629	$20,982
Repurchased shares withheld for tax withholding upon vesting of restricted stock	54	84
Total cash flow impact from Repurchases of common stock	$11,683	$21,066
Cash paid in current year for settlement of prior year repurchases	$200	$260
During the three months ended March 31, 2026 and 2025, Kforce’s Board of Directors (the “Board”) declared and paid quarterly dividends of $6.8 million ($0.40 per share) and $7.1 million ($0.39 per share), respectively, which represents a 3% increase on a per share basis. While the Board has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which includes a $10.0 million sublimit for the issuance of standby and commercial letters and $10.0 million sublimit for swingline loans, and may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. At March 31, 2026, $91.5 million was outstanding and $107.4 million was available on our Credit Facility, and at December 31, 2025, $66.4 million was outstanding. At March 31, 2026, we are in compliance with all of the covenants contained in the Credit Facility as described in our 2025 Annual Report on Form 10-K, and we currently expect that we will be able to maintain compliance with these covenants.
Stock Repurchases
In October 2025, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the three months ended March 31, 2026, Kforce repurchased approximately 428 thousand shares of common stock on the open market at a total cost of approximately $11.8 million. In addition, $85.4 million remained available for further repurchases under the Board-authorized common stock repurchase program at March 31, 2026.
Contractual Obligations and Commitments
Other than the changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

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

NEW ACCOUNTING STANDARDS
Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data in our 2025 Annual Report on Form 10-K, for a discussion of new accounting standards.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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

ITEM 1A.    RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
Purchases of common stock under the Board authorized stock repurchase plan (the “Plan”) are subject to certain price, market, volume and timing constraints, which are specified in the Plan.
The following table presents information with respect to our repurchases of Kforce Inc. common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 to January 31, 2026	—	$—	—	$97,199,305
February 1, 2026 to February 28, 2026	165,551	$28.12	163,683	$92,597,785
March 1, 2026 to March 31, 2026	264,482	$27.04	264,482	$85,445,414
Total	430,033	$27.46	428,165	$85,445,414
(1) Includes 1,868 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period from February 1, 2026 to February 28, 2026.
(2) In October 2025, the Board approved a change to the Plan increasing the available authorization to $100 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1*	Kforce Inc. 2026 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-295318) filed with the SEC on April 24, 2026.
10.2*²	Restricted Stock Agreements under the 2026 Stock Incentive Plan.
31.1²	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2²	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as furnished herewith.
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended March 31, 2026, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

²	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	April 29, 2026	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)