Form 10-Q
period 2026-06-30
KFORCE INC
filed 2026-07-29
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No ☒
The number of shares outstanding (in thousands) of the registrant’s common stock at July 22, 2026 was 17,909.

KFORCE INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” the “Firm,” “management,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates. This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to:
•expectations of financial or operational performance, including the potential effects of macroeconomic and geopolitical uncertainties, such as the impacts of energy prices on consumer spending and tariffs, among others, on our business;
•our predictions regarding client confidence and trends in the labor market;
•our belief that organizations are increasingly turning to flexible talent strategies to advance technology initiatives;
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
•our expectations regarding our go-to-market approach and related initiatives;
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
•the impact of technological change, such as artificial intelligence (“AI") and derivative developments including generative AI, agentic AI and cognitive AI, among others, on the demand for our services; and
•assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$349,331	$334,316	$679,695	$664,344
Direct costs	249,877	243,668	490,173	485,436
Gross profit	99,454	90,648	189,522	178,908
Selling, general and administrative expenses	79,406	74,370	156,164	149,535
Depreciation and amortization	1,296	1,390	2,600	2,854
Income from operations	18,752	14,888	30,758	26,519
Other expense, net	991	1,029	1,643	1,594
Income before income taxes	17,761	13,859	29,115	24,925
Income tax expense	5,438	3,410	8,867	6,331
Net income	$12,323	$10,449	$20,248	$18,594

Earnings per share – basic	$0.74	$0.59	$1.19	$1.04
Earnings per share – diluted	$0.73	$0.59	$1.19	$1.03

Weighted average shares outstanding – basic	16,763	17,714	16,947	17,936
Weighted average shares outstanding – diluted	16,978	17,759	17,081	17,994
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$330	$2,142
Trade receivables, net of allowances of $1,062 and $1,248, respectively	220,857	190,461
Prepaid expenses and other current assets	10,118	9,669
Total current assets	231,305	202,272
Fixed assets, net	5,026	6,023
Other assets, net	145,003	129,267
Deferred tax assets, net	3,818	3,036
Goodwill	25,040	25,040
Total assets	$410,192	$365,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$62,863	$67,609
Accrued payroll costs	50,297	42,328
Current portion of operating lease liabilities	3,477	3,342
Income taxes payable	3,126	451
Total current liabilities	119,763	113,730
Long-term debt – credit facility	107,100	66,400
Other long-term liabilities	59,701	60,905
Total liabilities	286,564	241,035
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 74,335 and 74,244 issued, respectively	743	742
Additional paid-in capital	566,505	558,297
Retained earnings	558,001	552,180
Treasury stock, at cost; 56,424 and 55,891 shares, respectively	(1,001,621)	(986,616)
Total stockholders’ equity	123,628	124,603
Total liabilities and stockholders’ equity	$410,192	$365,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2025	74,244	$742	$558,297	$552,180	55,891	$(986,616)	$124,603
Net income	—	—	—	7,925	—	—	7,925
Issuance for stock-based compensation and dividends, net of forfeitures	9	1	436	(437)	—	—	—
Stock-based compensation expense	—	—	3,590	—	—	—	3,590
Dividends ($0.40 per share)	—	—	—	(6,821)	—	—	(6,821)
Repurchases of common stock	—	—	—	—	430	(11,923)	(11,923)
Other	—	—	—	(19)	—	—	(19)
Balance, March 31, 2026	74,253	743	562,323	552,828	56,321	(998,539)	117,355
Net income	—	—	—	12,323	—	—	12,323
Issuance for stock-based compensation and dividends, net of forfeitures	82	—	464	(464)	—	—	—
Stock-based compensation expense	—	—	3,718	—	—	—	3,718
Dividends ($0.40 per share)	—	—	—	(6,701)	—	—	(6,701)
Repurchases of common stock	—	—	—	—	103	(3,082)	(3,082)
Other	—	—	—	15	—	—	15
Balance, June 30, 2026	74,335	$743	$566,505	$558,001	56,424	$(1,001,621)	$123,628

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2024	73,835	$738	$543,109	$546,202	54,619	$(935,431)	$154,618
Net income	—	—	—	8,145	—	—	8,145
Issuance for stock-based compensation and dividends, net of forfeitures	6	—	376	(376)	—	—	—
Stock-based compensation expense	—	—	3,656	—	—	—	3,656
Employee stock purchase plan	—	—	119	—	(3)	56	175
Dividends ($0.39 per share)	—	—	—	(7,051)	—	—	(7,051)
Repurchases of common stock	—	—	—	—	420	(21,512)	(21,512)
Other	—	—	—	(4)	—	—	(4)
Balance, March 31, 2025	73,841	738	547,260	546,916	55,036	(956,887)	138,027
Net income	—	—	—	10,449	—	—	10,449
Issuance for stock-based compensation and dividends, net of forfeitures	47	1	322	(323)	—	—	—
Stock-based compensation expense	—	—	3,618	—	—	—	3,618
Dividends ($0.39 per share)	—	—	—	(6,900)	—	—	(6,900)
Repurchases of common stock	—	—	—	—	241	(10,775)	(10,775)
Other	—	—	—	1	—	—	1
Balance, June 30, 2025	73,888	$739	$551,200	$550,143	55,277	$(967,662)	$134,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$20,248	$18,594
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Deferred income tax provision, net	(783)	(1,679)
Provision for credit losses	438	62
Depreciation and amortization	2,600	2,854
Stock-based compensation expense	7,308	7,274
Noncash lease expense	1,817	1,889
Other	430	(454)
(Increase) decrease in operating assets
Trade receivables, net	(30,835)	5,749
Other assets	(7,243)	(10,809)
Increase (decrease) in operating liabilities
Accrued payroll costs	7,969	1,019
Other liabilities	(8,677)	(5,885)
Cash (used in) provided by operating activities	(6,728)	18,614
Cash flows from investing activities:
Capital expenditures	(7,194)	(8,290)
Proceeds from company-owned life insurance	—	1,383
Premiums paid for company-owned life insurance	—	(686)
Cash used in investing activities	(7,194)	(7,593)
Cash flows from financing activities:
Proceeds from credit facility	282,200	323,500
Payments on credit facility	(241,500)	(286,200)
Repurchases of common stock	(15,068)	(32,243)
Cash dividends	(13,522)	(13,951)
Other	—	(4)
Cash provided by (used in) financing activities	12,110	(8,898)
Change in cash and cash equivalents	(1,812)	2,123
Cash and cash equivalents, beginning of period	2,142	349
Cash and cash equivalents, end of period	$330	$2,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flow Information	2026	2025
Cash Paid During the Period For:
Income taxes, net	$5,679	$13,517
Operating lease liabilities	2,113	2,348
Interest, net	2,420	1,878
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$274	$3,432
Employee stock purchase plan	—	175
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
The following table provides information on potentially dilutive securities:

(shares in thousands)	2026	2025
Three Months Ended June 30,
Common stock equivalents	215	45
Anti-dilutive shares	453	704
Six Months Ended June 30,
Common stock equivalents	134	58
Anti-dilutive shares	603	701

Treasury Stock
The Board of Directors has approved a stock repurchase program, which has been amended several times to increase the aggregate amount of the stock repurchase authorization. During the six months ended June 30, 2026, Kforce repurchased 527 thousand shares of common stock on the open market at a total cost of $14.7 million under this repurchase program. During the six months ended June 30, 2025, Kforce repurchased 655 thousand shares of common stock on the open market at a total cost of $31.7 million under this repurchase program.
Note B - Reportable Segments
The following table provides information on the operations of our two reportable segments:

(in thousands)	Technology	FA	Total
Three Months Ended June 30,
2026
Revenue	$323,876	$25,455	$349,331
Direct costs	234,424	15,453	249,877
Gross profit	$89,452	$10,002	$99,454
Less:
Selling, general and administrative expenses			79,406
Depreciation and amortization			1,296
Other expense, net			991
Income before income taxes			$17,761
2025
Revenue	$310,527	$23,789	$334,316
Direct costs	228,953	14,715	243,668
Gross profit	$81,574	$9,074	$90,648
Less:
Selling, general and administrative expenses			74,370
Depreciation and amortization			1,390
Other expense, net			1,029
Income before income taxes			$13,859

(in thousands)	Technology	FA	Total
Six Months Ended June 30,
2026
Revenue	$629,839	$49,856	$679,695
Direct costs	459,378	30,795	490,173
Gross profit	$170,461	$19,061	$189,522
Less:
Selling, general and administrative expenses			156,164
Depreciation and amortization			2,600
Other expense, net			1,643
Income before income taxes			$29,115
2025
Revenue	$616,811	$47,533	$664,344
Direct costs	456,053	29,383	485,436
Gross profit	$160,758	$18,150	$178,908
Less:
Selling, general and administrative expenses			149,535
Depreciation and amortization			2,854
Other expense, net			1,594
Income before income taxes			$24,925

Note C - Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type:

(in thousands)	Technology	FA	Total
Three Months Ended June 30,
2026
Flex revenue	$320,035	$21,794	$341,829
Direct Hire revenue	3,841	3,661	7,502
Total Revenue	$323,876	$25,455	$349,331
2025
Flex revenue	$307,844	$20,567	$328,411
Direct Hire revenue	2,683	3,222	5,905
Total Revenue	$310,527	$23,789	$334,316
Six Months Ended June 30,
2026
Flex revenue	$622,990	$43,067	$666,057
Direct Hire revenue	6,849	6,789	13,638
Total Revenue	$629,839	$49,856	$679,695
2025
Flex revenue	$610,279	$40,702	$650,981
Direct Hire revenue	6,532	6,831	13,363
Total Revenue	$616,811	$47,533	$664,344

Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the six months ended June 30, 2026:

(in thousands)
Allowance for credit losses, December 31, 2025	$800
Current period provision	438
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(627)
Allowance for credit losses, June 30, 2026	$611
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.5 million and $0.4 million for reserves unrelated to credit losses at June 30, 2026 and December 31, 2025, respectively.

Note E - Other Assets, Net
Other assets, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Assets held in Rabbi Trust	$61,881	$56,593
Capitalized software, net (1)	64,624	52,420
ROU assets for operating leases, net	13,831	15,412
Other non-current assets	4,667	4,842
Total Other assets, net	$145,003	$129,267
(1) This balance includes $26.6 million and $20.0 million related to capitalized implementation costs from cloud computing arrangements at June 30, 2026 and December 31, 2025, respectively. Accumulated amortization of capitalized software was $44.1 million and $42.9 million at June 30, 2026 and December 31, 2025, respectively.

Note F - Current Liabilities
The following table provides information on certain current liabilities:

(in thousands)	June 30, 2026	December 31, 2025
Accounts payable	$41,730	$40,212
Deferred compensation payable	8,810	10,011
Accrued liabilities	4,562	4,497
Accrued professional fees	4,138	5,951
Customer rebates payable	3,623	6,938
Total Accounts payable and other accrued liabilities	$62,863	$67,609
Payroll and benefits	$43,612	$37,491
Health insurance liabilities	3,545	2,430
Payroll taxes	2,611	1,890
Workers’ compensation liabilities	529	517
Total Accrued payroll costs	$50,297	$42,328

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
At June 30, 2026 and December 31, 2025, $107.1 million and $66.4 million was outstanding under the Credit Facility, respectively. Kforce had $1.1 million of outstanding letters of credit at June 30, 2026 and December 31, 2025, which pursuant to the Credit Facility, reduces the availability of our borrowing capacity. At June 30, 2026, we are in compliance with all of the covenants contained in the Credit Facility.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Deferred compensation payable - long term	$48,206	$47,650
Operating lease liabilities	11,489	13,204
Other long-term liabilities	6	51
Total Other long-term liabilities	$59,701	$60,905

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
The following table presents the Restricted Stock activity for the six months ended June 30, 2026:

(in thousands, except per share amounts)	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2025	1,098	$50.40
Granted	108	$37.55
Forfeited	(17)	$54.36
Vested	(45)	$40.32	$1,512
Outstanding at June 30, 2026	1,144	$49.52
At June 30, 2026, total unrecognized stock-based compensation expense related to restricted stock was $35.3 million, which is expected to be recognized over a weighted-average remaining period of 3.8 years.
During the three and six months ended June 30, 2026, stock-based compensation expense was $3.7 million and $7.3 million, respectively. During the three and six months ended June 30, 2025, stock-based compensation expense was $3.6 million and $7.3 million, respectively. Stock-based compensation is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.

Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At June 30, 2026, our liability would be approximately $30.9 million if, following a change in control, all of the executives under contract were terminated without cause by Kforce or if the executives resigned for good reason, and $11.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2026, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the six months ended June 30, 2026 increased 2.3% to $679.7 million from $664.3 million in the comparable period in 2025. Revenue increased 2.1% and 4.9% for Technology and FA, respectively, primarily driven by increases in consultants on assignment.
•Flex revenue for the six months ended June 30, 2026 increased 2.3% to $666.1 million from $651.0 million in the comparable period in 2025. Flex revenue increased 2.1% and 5.8% for Technology and FA, respectively.
•Direct Hire revenue for the six months ended June 30, 2026 increased 2.1% to $13.6 million from $13.4 million in the comparable period in 2025.
•Gross profit margin for the six months ended June 30, 2026 increased 100 basis points to 27.9% from 26.9% in the comparable period in 2025 primarily driven by an increase in Flex gross profit margins and a greater percentage of Direct Hire revenue.
•Flex gross profit margin for the six months ended June 30, 2026 increased 100 basis points to 26.4% from 25.4% in the comparable period in 2025 primarily driven by improved bill and pay spreads.
•SG&A expenses as a percentage of revenue for the six months ended June 30, 2026 increased to 23.0% from 22.5% in the comparable period in 2025 primarily driven by higher performance-based compensation costs due to improved financial performance.
•Net income for the six months ended June 30, 2026 increased 8.9% to $20.2 million, or $1.19 diluted earnings per share, from $18.6 million, or $1.03 diluted earnings per share, for the six months ended June 30, 2025.
•The Firm returned $28.2 million of capital to our shareholders in the form of open market repurchases totaling $14.7 million and quarterly dividends totaling $13.5 million during the six months ended June 30, 2026.
•Cash used in operating activities was $6.7 million during the six months ended June 30, 2026, as compared to cash provided by operating activities of $18.6 million for the six months ended June 30, 2025. The change was primarily driven by an increase in trade receivables given the improvement in revenue trends.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. At June 30, 2026, Kforce employed over 1,600 associates and had more than 8,000 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other leading companies.
There has been considerable discussion about whether our Firm and the broader sector can continue to deliver revenue growth given the much-speculated negative demand impact of AI tools and technologies. We are pleased to report that we have delivered three consecutive quarters of financial performance that have exceeded pre-pandemic and pre-AI averages. The revenue improvment that we have experienced in our business in the first half of 2026 is consistent with the improving macro demand environment for talent. Key indicators including the Institute for Supply Management (“ISM”) Services Purchasing Managers’ Index (“PMI”), American Staffing Association’s (“ASA”) Staffing Index and the Staffing Industry Analysts (“SIA”) Bullhorn Staffing Indicator have strengthened over the last several months. In addition, while overall U.S. job growth has moderated in recent months, recent gains have been increasingly concentrated in professional and business services, which are far more aligned to Kforce’s end markets than the growth drivers over the past couple of years.
We believe our results reflect disciplined execution and a meaningful shift in client behavior. We further believe that organizations are increasingly turning to flexible talent models to advance large backlogs of high-priority technology initiatives, particularly as AI accelerates transformation and CEOs remain measured in adding permanent headcount. Broader uncertainty, including geopolitical tensions and related volatility in global energy markets, has further reinforced the need for agility. We believe these dynamics highlight the value of flexible workforce solutions as clients adapt to near-term uncertainty while assessing the longer-term implications of emerging technologies on their businesses and talent strategies. We believe our go-to-market approach, shaped by our integrated strategy efforts, is gaining traction. Across Kforce, we see our people are operating more fully as One Kforce, bringing the full breadth of our capabilities to bear across our service offerings.
Based on data published by SIA, temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate declined to 4.2% in June 2026 as compared to 4.4% in December 2025. In the latest U.S. staffing industry forecast published by SIA in March 2026, the technology temporary staffing industry is estimated to grow 1% in 2026.
Operating Results - Three and Six Months Ended June 30, 2026 and 2025
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by segment:
Technology	92.7%	92.9%	92.7%	92.8%
FA	7.3	7.1	7.3	7.2
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.9%	98.2%	98.0%	98.0%
Direct Hire	2.1	1.8	2.0	2.0
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	28.5%	27.1%	27.9%	26.9%
Selling, general and administrative expenses	22.7%	22.2%	23.0%	22.5%
Depreciation and amortization	0.4%	0.4%	0.4%	0.4%
Income from operations	5.4%	4.5%	4.5%	4.0%
Income before income taxes	5.1%	4.1%	4.3%	3.8%
Net income	3.5%	3.1%	3.0%	2.8%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Technology
Flex revenue	$320,035	4.0%	$307,844	$622,990	2.1%	$610,279
Direct Hire revenue	3,841	43.2%	2,683	6,849	4.9%	6,532
Total Technology revenue	$323,876	4.3%	$310,527	$629,839	2.1%	$616,811
FA
Flex revenue	$21,794	6.0%	$20,567	$43,067	5.8%	$40,702
Direct Hire revenue	3,661	13.6%	3,222	6,789	(0.6)%	6,831
Total FA revenue	$25,455	7.0%	$23,789	$49,856	4.9%	$47,533

Total Flex revenue	$341,829	4.1%	$328,411	$666,057	2.3%	$650,981
Total Direct Hire revenue	7,502	27.0%	5,905	13,638	2.1%	13,363
Total Revenue	$349,331	4.5%	$334,316	$679,695	2.3%	$664,344
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business increased 4.0% and 2.1% during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by an increase in consultants on assignment. In the third quarter, we expect Technology Flex revenue to increase in the low single digits sequentially and mid single digits year over year.
Our FA business experienced an increase in Flex revenue of 6.0% and 5.8% during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by an increase in consultants on assignment. In the third quarter, we expect FA Flex revenue to increase in the low single digits sequentially and year over year.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026 vs. June 30, 2025		June 30, 2026 vs. June 30, 2025
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$10,521	$1,237	$13,008	$2,178
Bill rate	1,851	(18)	(6)	185
Billable expenses	(181)	8	(291)	2
Total change in Flex revenue	$12,191	$1,227	$12,711	$2,365
The following table presents total Flex hours billed by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Technology	3,520	3.4%	3,404	6,885	2.1%	6,741
FA	406	6.0%	383	813	5.4%	771
Total Flex hours billed	3,926	3.7%	3,787	7,698	2.5%	7,512
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 27.0% and 2.1% during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, which was primarily driven by an increase in placements. We expect Direct Hire to decrease in the third quarter due to seasonal impacts.

Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents gross profit (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Technology	27.6%	4.9%	26.3%	27.1%	3.8%	26.1%
FA	39.3%	3.1%	38.1%	38.2%	—%	38.2%
Total gross profit percentage	28.5%	5.2%	27.1%	27.9%	3.7%	26.9%
Total gross profit percentage increased 140 and 100 basis points for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by an increase in Flex gross profit margins and a greater percentage of Direct Hire revenue.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Technology	26.8%	4.7%	25.6%	26.3%	4.0%	25.3%
FA	29.1%	2.1%	28.5%	28.5%	2.5%	27.8%
Total Flex gross profit percentage	26.9%	4.3%	25.8%	26.4%	3.9%	25.4%
Our Flex gross profit percentage increased 110 and 100 basis points for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025.
•Technology Flex gross profit margins increased 120 and 100 basis points for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, which was primarily driven by improved bill and pay spreads. In the third quarter, we expect Technology Flex gross profit margins to remain fairly stable sequentially but to increase year over year.
•FA Flex gross profit margins increased 60 and 70 basis points for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, which was primarily driven by improved bill and pay spreads and lower healthcare costs. In the third quarter, we expect FA Flex gross profit margins to remain fairly stable sequentially and year over year.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026 vs. June 30, 2025		June 30, 2026 vs. June 30, 2025
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$3,124	$349	$3,212	$658
Profitability impact (bill rate)	3,596	140	6,174	295
Total change in Flex gross profit	$6,720	$489	$9,386	$953
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.6% and 83.7% for the three and six months ended June 30, 2026, respectively, as compared to 84.6% and 84.5% for the comparable periods in 2025. Commissions and other bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents certain components of SG&A as a percentage of total revenue:

(in thousands)	2026	% of Revenue	2025	% of Revenue
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$66,411	19.0%	$62,904	18.8%
Other (1)	12,995	3.7%	11,466	3.4%
Total SG&A	$79,406	22.7%	$74,370	22.2%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$130,762	19.2%	$126,380	19.0%
Other (1)	25,402	3.8%	23,155	3.5%
Total SG&A	$156,164	23.0%	$149,535	22.5%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A as a percentage of revenue increased 50 basis points for the three and six months ended June 30, 2026, as compared to the same periods in 2025, which is primarily driven by higher performance-based compensation costs due to improved financial performance.
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
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Fixed asset depreciation	$635	(3.8)%	$660	$1,274	(7.2)%	$1,373
Capitalized software amortization	661	(9.5)%	730	1,326	(10.5)%	1,481
Total Depreciation and amortization	$1,296	(6.8)%	$1,390	$2,600	(8.9)%	$2,854
Other Expense, Net. Other expense, net was $1.0 million for the three months ended June 30, 2026 and 2025. Other expense, net was $1.6 million for the six months ended June 30, 2026 and 2025. Other expense, net primarily includes interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) was 30.5% and 25.4% for the six months ended June 30, 2026 and 2025, respectively. The increase in our effective tax rate was primarily attributable to higher nondeductible compensation expense under Internal Revenue Code Section 162(m), the expiration of the Work Opportunity Tax Credits program in 2025, and lower research and development tax credits associated with our strategic priorities.

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

	Sequential Growth Rates (GAAP)
	2026		2025
	Q2	Q1	Q4	Q3	Q2
Technology Flex	5.6%	(0.2)%	(0.2)%	(1.2)%	1.8%
FA Flex	2.4%	(5.6)%	2.4%	6.9%	2.1%
Total Flex revenue	5.4%	(0.6)%	(0.1)%	(0.7)%	1.8%
	Sequential Growth Rates (Non-GAAP)
	2026		2025
	Q2	Q1	Q4	Q3	Q2
Billing Days	64	63	62	64	64
Technology Flex	4.0%	(1.8)%	3.0%	(1.2)%	0.2%
FA Flex	0.8%	(7.1)%	5.7%	6.9%	0.5%
Total Flex revenue	3.8%	(2.2)%	3.2%	(0.7)%	0.2%

	Year-Over-Year Growth Rates (GAAP)
	2026			2025
	YTD	Q2	Q1	YTD	Q2	Q1
Technology Flex	2.1%	4.0%	0.2%	(5.0)%	(5.0)%	(5.0)%
FA Flex	5.8%	6.0%	5.7%	(20.1)%	(16.8)%	(23.2)%
Total Flex revenue	2.3%	4.1%	0.5%	(6.1)%	(5.8)%	(6.4)%
	Year-Over-Year Growth Rates (Non-GAAP)
	2026			2025
	YTD	Q2	Q1	YTD	Q2	Q1
Billing Days	127	64	63	127	64	63
Technology Flex	2.1%	4.0%	0.2%	(4.3)%	(5.0)%	(3.5)%
FA Flex	5.8%	6.0%	5.7%	(19.5)%	(16.8)%	(22.0)%
Total Flex revenue	2.3%	4.1%	0.5%	(5.4)%	(5.8)%	(4.9)%

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

The following table presents a reconciliation of Cash (Used in) Provided by Operating Activities to Free Cash Flow:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash (used in) provided by operating activities	$(6,728)	$18,614
Capital expenditures	(7,194)	(8,290)
Free cash flow	(13,922)	10,324
Change in debt	40,700	37,300
Repurchases of common stock	(15,068)	(32,243)
Cash dividends	(13,522)	(13,951)
Proceeds from company-owned life insurance	—	1,383
Premiums paid for company-owned life insurance	—	(686)
Other	—	(4)
Change in cash and cash equivalents	$(1,812)	$2,123

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
The following table includes a reconciliation of Net income to Adjusted EBITDA:

(in thousands)	2026	2025
Three Months Ended June 30,
Net income	$12,323	$10,449
Depreciation and amortization	1,296	1,390
Stock-based compensation expense	3,718	3,618
Interest expense, net	982	1,018
Income tax expense	5,438	3,410
Adjusted EBITDA	$23,757	$19,885
Six Months Ended June 30,
Net income	$20,248	$18,594
Depreciation and amortization	2,600	2,854
Stock-based compensation expense	7,308	7,274
Interest expense, net	1,631	1,582
Income tax expense	8,867	6,331
Adjusted EBITDA	$40,654	$36,635

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows, as well as borrowings under our Credit Facility (as defined below). At June 30, 2026 and December 31, 2025, we had $107.1 million and $66.4 million outstanding under our Credit Facility, respectively, and the borrowing availability was $91.8 million and $132.5 million, respectively, subject to certain covenants. At June 30, 2026, Kforce had $111.5 million in working capital compared to $88.5 million at December 31, 2025.
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
Cash used in operating activities was $6.7 million during the six months ended June 30, 2026, as compared to cash provided by operating activities of $18.6 million during the six months ended June 30, 2025. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease was primarily driven by higher trade receivables given the improvement in revenue trends.
Cash used in investing activities was $7.2 million during the six months ended June 30, 2026, and primarily consisted of cash used for capital expenditures. Cash used in investing activities during the six months ended June 30, 2025 was $7.6 million and primarily consisted of cash used for capital expenditures.
Cash provided by financing activities was $12.1 million during the six months ended June 30, 2026, as compared to $8.9 million of cash used in financing activities during the six months ended June 30, 2025. This change was primarily driven by decreases in repurchases of common stock and higher net proceeds on our Credit Facility.
The following table presents the cash flow impact of the common stock repurchase activity:

	Six Months Ended June 30,
(in thousands)	2026	2025
Open market repurchases	$14,880	$31,984
Repurchased shares withheld for tax withholding upon vesting of restricted stock	188	259
Total cash flow impact from Repurchases of common stock	$15,068	$32,243
Cash paid in current year for settlement of prior year repurchases	$200	$260
During the six months ended June 30, 2026 and 2025, Kforce’s Board of Directors (the “Board”) declared and paid quarterly dividends of $13.5 million ($0.80 per share) and $14.0 million ($0.78 per share), respectively, which represents a 3% increase on a per share basis. While the Board has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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

Credit Facility
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which includes a $10.0 million sublimit for the issuance of standby and commercial letters and $10.0 million sublimit for swingline loans, and may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. At June 30, 2026, $107.1 million was outstanding and $91.8 million was available on our Credit Facility, and at December 31, 2025, $66.4 million was outstanding. At June 30, 2026, we are in compliance with all of the covenants contained in the Credit Facility as described in our 2025 Annual Report on Form 10-K, and we currently expect that we will be able to maintain compliance with these covenants.
Stock Repurchases
In October 2025, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the six months ended June 30, 2026, Kforce repurchased approximately 527 thousand shares of common stock on the open market at a total cost of approximately $14.7 million. In addition, $82.5 million remained available for further repurchases under the Board-authorized common stock repurchase program at June 30, 2026.
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

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our Critical Accounting Estimates previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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
The following table presents information with respect to our repurchases of Kforce Inc. common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2026 to April 30, 2026	99,299	$29.46	99,299	$82,519,630
May 1, 2026 to May 31, 2026	3,362	$39.75	—	$82,519,630
June 1, 2026 to June 30, 2026	—	$—	—	$82,519,630
Total	102,661	$29.80	99,299	$82,519,630
(1) Includes 3,362 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period from May 1, 2026 to May 31, 2026.
(2) In October 2025, the Board approved a change to the Plan increasing the available authorization to $100 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended June 30, 2026, none of the Firm’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
101.1
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended June 30, 2026, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

²	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	July 29, 2026	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)