Form 10-Q
period 2026-09-30
KFORCE INC
filed 2026-10-28
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐  No ☒
The number of shares outstanding (in thousands) of the registrant’s common stock at October 21, 2026 was 17,908.

KFORCE INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” the “Firm,” “management,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates. This report, particularly Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to:
•expectations of financial or operational performance, including the potential effects of macroeconomic and geopolitical uncertainties, such as the impacts of rising interest rates and volatility in the global energy markets, among others, on our business;
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
•the Firm’s commitment, intent and ability to return significant capital to its shareholders through quarterly dividends;
•our ability to meet the capital expenditure and working capital requirements of our operations;
•financing needs or plans, or our ability to maintain compliance with our credit facility's covenants;
•clients’ increased cautiousness and subdued hiring practices due to macroeconomic uncertainty;
•the impact of technological change, such as artificial intelligence (“AI”) and derivative developments including generative AI, agentic AI and cognitive AI, among others, on the demand for our services; and
•assumptions as to any of the foregoing and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events.
For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the MD&A and Risk Factors sections. In addition, when used in this report, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. Kforce undertakes no obligation to update any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$357,755	$332,645	$1,037,450	$996,989
Direct costs	256,920	240,388	747,093	725,824
Gross profit	100,835	92,257	290,357	271,165
Selling, general and administrative expenses	77,161	75,884	233,325	225,419
Depreciation and amortization	1,159	1,371	3,759	4,225
Income from operations	22,515	15,002	53,273	41,521
Other expense, net	877	758	2,520	2,352
Income before income taxes	21,638	14,244	50,753	39,169
Income tax expense	6,193	3,176	15,060	9,507
Net income	$15,445	$11,068	$35,693	$29,662

Earnings per share – basic	$0.92	$0.63	$2.11	$1.66
Earnings per share – diluted	$0.90	$0.63	$2.08	$1.66

Weighted average shares outstanding – basic	16,768	17,589	16,887	17,819
Weighted average shares outstanding – diluted	17,230	17,645	17,123	17,884
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$250	$2,142
Trade receivables, net of allowances of $1,109 and $1,248, respectively	229,654	190,461
Prepaid expenses and other current assets	19,166	9,669
Total current assets	249,070	202,272
Fixed assets, net	4,602	6,023
Other assets, net	146,535	129,267
Deferred tax assets, net	5,007	3,036
Goodwill	25,040	25,040
Total assets	$430,254	$365,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$60,877	$67,609
Accrued payroll costs	58,305	42,328
Current portion of operating lease liabilities	3,335	3,342
Income taxes payable	4,977	451
Total current liabilities	127,494	113,730
Long-term debt – credit facility	107,900	66,400
Other long-term liabilities	58,753	60,905
Total liabilities	294,147	241,035
Commitments and contingencies (Note J)
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 250,000 shares authorized, 74,343 and 74,244 issued, respectively	743	742
Additional paid-in capital	570,794	558,297
Retained earnings	566,260	552,180
Treasury stock, at cost; 56,425 and 55,891 shares, respectively	(1,001,690)	(986,616)
Total stockholders’ equity	136,107	124,603
Total liabilities and stockholders’ equity	$430,254	$365,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2025	74,244	$742	$558,297	$552,180	55,891	$(986,616)	$124,603
Net income	—	—	—	7,925	—	—	7,925
Issuance for stock-based compensation and dividends, net of forfeitures	9	1	436	(437)	—	—	—
Stock-based compensation expense	—	—	3,590	—	—	—	3,590
Dividends ($0.40 per share)	—	—	—	(6,821)	—	—	(6,821)
Repurchases of common stock	—	—	—	—	430	(11,923)	(11,923)
Other	—	—	—	(19)	—	—	(19)
Balance, March 31, 2026	74,253	743	562,323	552,828	56,321	(998,539)	117,355
Net income	—	—	—	12,323	—	—	12,323
Issuance for stock-based compensation and dividends, net of forfeitures	82	—	464	(464)	—	—	—
Stock-based compensation expense	—	—	3,718	—	—	—	3,718
Dividends ($0.40 per share)	—	—	—	(6,701)	—	—	(6,701)
Repurchases of common stock	—	—	—	—	103	(3,082)	(3,082)
Other	—	—	—	15	—	—	15
Balance, June 30, 2026	74,335	743	566,505	558,001	56,424	(1,001,621)	123,628
Net income	—	—	—	15,445	—	—	15,445
Issuance for stock-based compensation and dividends, net of forfeitures	8	—	478	(478)	—	—	—
Stock-based compensation expense	—	—	3,811	—	—	—	3,811
Dividends ($0.40 per share)	—	—	—	(6,703)	—	—	(6,703)
Repurchases of common stock	—	—	—	—	1	(69)	(69)
Other	—	—	—	(5)	—	—	(5)
Balance, September 30, 2026	74,343	$743	$570,794	$566,260	56,425	$(1,001,690)	$136,107

	Common Stock		Additional Paid-In Capital		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings	Shares	Amount
Balance, December 31, 2024	73,835	$738	$543,109	$546,202	54,619	$(935,431)	$154,618
Net income	—	—	—	8,145	—	—	8,145
Issuance for stock-based compensation and dividends, net of forfeitures	6	—	376	(376)	—	—	—
Stock-based compensation expense	—	—	3,656	—	—	—	3,656
Employee stock purchase plan	—	—	119	—	(3)	56	175
Dividends ($0.39 per share)	—	—	—	(7,051)	—	—	(7,051)
Repurchases of common stock	—	—	—	—	420	(21,512)	(21,512)
Other	—	—	—	(4)	—	—	(4)
Balance, March 31, 2025	73,841	738	547,260	546,916	55,036	(956,887)	138,027
Net income	—	—	—	10,449	—	—	10,449
Issuance for stock-based compensation and dividends, net of forfeitures	47	1	322	(323)	—	—	—
Stock-based compensation expense	—	—	3,618	—	—	—	3,618
Dividends ($0.39 per share)	—	—	—	(6,900)	—	—	(6,900)
Repurchases of common stock	—	—	—	—	241	(10,775)	(10,775)
Other	—	—	—	1	—	—	1
Balance, June 30, 2025	73,888	739	551,200	550,143	55,277	(967,662)	134,420
Net income	—	—	—	11,068	—	—	11,068
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	(25)	—	277	(277)	—	—	—
Stock-based compensation expense	—	—	3,034	—	—	—	3,034
Dividends ($0.39 per share)	—	—	—	(6,827)	—	—	(6,827)
Repurchases of common stock	—	—	—	—	296	(9,550)	(9,550)
Other	—	—	—	(24)	—	—	(24)
Balance, September 30, 2025	73,863	$739	$554,511	$554,083	55,573	$(977,212)	$132,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$35,693	$29,662
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(1,971)	(144)
Provision for credit losses	447	15
Depreciation and amortization	3,759	4,225
Stock-based compensation expense	11,119	10,308
Noncash lease expense	2,726	2,821
Other	(1,422)	(233)
(Increase) decrease in operating assets
Trade receivables, net	(39,640)	11,207
Other assets	(14,517)	(15,315)
Increase (decrease) in operating liabilities
Accrued payroll costs	15,977	9,342
Other liabilities	(9,370)	(9,951)
Cash provided by operating activities	2,801	41,937
Cash flows from investing activities:
Capital expenditures	(10,830)	(11,798)
Proceeds from company-owned life insurance	—	1,383
Premiums paid for company-owned life insurance	—	(686)
Cash used in investing activities	(10,830)	(11,101)
Cash flows from financing activities:
Proceeds from credit facility	399,700	381,500
Payments on credit facility	(358,200)	(349,200)
Repurchases of common stock	(15,138)	(41,450)
Cash dividends	(20,225)	(20,778)
Other	—	(5)
Cash provided by (used in) financing activities	6,137	(29,933)
Change in cash and cash equivalents	(1,892)	903
Cash and cash equivalents, beginning of period	2,142	349
Cash and cash equivalents, end of period	$250	$1,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2026	2025
Cash Paid During the Period For:
Income taxes, net	$11,223	$16,443
Operating lease liabilities	3,228	3,476
Interest, net	3,915	2,834
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$28	$4,045
Employee stock purchase plan	—	175
Unsettled repurchases of common stock	—	250
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
The following table provides information on potentially dilutive securities:

(shares in thousands)	2026	2025
Three Months Ended September 30,
Common stock equivalents	462	56
Anti-dilutive shares	8	670
Nine Months Ended September 30,
Common stock equivalents	236	65
Anti-dilutive shares	374	650

Treasury Stock
The Board of Directors has approved a stock repurchase program, which has been amended several times to increase the aggregate amount of the stock repurchase authorization. During the nine months ended September 30, 2026, Kforce repurchased 527 thousand shares of common stock on the open market at a total cost of $14.7 million under this repurchase program. During the nine months ended September 30, 2025, Kforce repurchased 950 thousand shares of common stock on the open market at a total cost of $41.1 million under this repurchase program.
Note B - Reportable Segments
The following table provides information on the operations of our two reportable segments:

(in thousands)	Technology	FA	Total
Three Months Ended September 30,
2026
Revenue	$331,246	$26,509	$357,755
Direct costs	240,573	16,347	256,920
Gross profit	$90,673	$10,162	$100,835
Less:
Selling, general and administrative expenses			77,161
Depreciation and amortization			1,159
Other expense, net			877
Income before income taxes			$21,638
2025
Revenue	$307,145	$25,500	$332,645
Direct costs	224,799	15,589	240,388
Gross profit	$82,346	$9,911	$92,257
Less:
Selling, general and administrative expenses			75,884
Depreciation and amortization			1,371
Other expense, net			758
Income before income taxes			$14,244

(in thousands)	Technology	FA	Total
Nine Months Ended September 30,
2026
Revenue	$961,085	$76,365	$1,037,450
Direct costs	699,951	47,142	747,093
Gross profit	$261,134	$29,223	$290,357
Less:
Selling, general and administrative expenses			233,325
Depreciation and amortization			3,759
Other expense, net			2,520
Income before income taxes			$50,753
2025
Revenue	$923,956	$73,033	$996,989
Direct costs	680,852	44,972	725,824
Gross profit	$243,104	$28,061	$271,165
Less:
Selling, general and administrative expenses			225,419
Depreciation and amortization			4,225
Other expense, net			2,352
Income before income taxes			$39,169

Note C - Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type:

(in thousands)	Technology	FA	Total
Three Months Ended September 30,
2026
Flex revenue	$328,059	$22,996	$351,055
Direct Hire revenue	3,187	3,513	6,700
Total Revenue	$331,246	$26,509	$357,755
2025
Flex revenue	$304,272	$21,991	$326,263
Direct Hire revenue	2,873	3,509	6,382
Total Revenue	$307,145	$25,500	$332,645
Nine Months Ended September 30,
2026
Flex revenue	$951,049	$66,063	$1,017,112
Direct Hire revenue	10,036	10,302	20,338
Total Revenue	$961,085	$76,365	$1,037,450
2025
Flex revenue	$914,551	$62,693	$977,244
Direct Hire revenue	9,405	10,340	19,745
Total Revenue	$923,956	$73,033	$996,989

Note D - Allowance for Credit Losses
The following table presents the activity within the allowance for credit losses on trade receivables for the nine months ended September 30, 2026:

(in thousands)
Allowance for credit losses, December 31, 2025	$800
Current period provision	447
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(601)
Allowance for credit losses, September 30, 2026	$646
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.5 million and $0.4 million for reserves unrelated to credit losses at September 30, 2026 and December 31, 2025, respectively.

Note E - Other Assets, Net
Other assets, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Assets held in Rabbi Trust	$60,730	$56,593
Capitalized software, net (1)	69,035	52,420
ROU assets for operating leases, net	12,668	15,412
Other non-current assets	4,102	4,842
Total Other assets, net	$146,535	$129,267
(1) This balance includes $28.1 million and $20.0 million related to capitalized implementation costs from cloud computing arrangements at September 30, 2026 and December 31, 2025, respectively. Accumulated amortization of capitalized software was $44.7 million and $42.9 million at September 30, 2026 and December 31, 2025, respectively.

Note F - Current Liabilities
The following table provides information on certain current liabilities:

(in thousands)	September 30, 2026	December 31, 2025
Accounts payable	$39,689	$40,212
Deferred compensation payable	8,614	10,011
Customer rebates payable	4,107	6,938
Accrued professional fees	3,573	5,951
Accrued liabilities	4,894	4,497
Total Accounts payable and other accrued liabilities	$60,877	$67,609
Payroll and benefits	$52,389	$37,491
Health insurance liabilities	3,007	2,430
Payroll taxes	2,396	1,890
Workers’ compensation liabilities	513	517
Total Accrued payroll costs	$58,305	$42,328

Note G - Credit Facility
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which includes a $10.0 million sublimit for the issuance of standby and commercial letters of credit and $10.0 million sublimit for swingline loans, and may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm. The maturity date of the Credit Facility is November 5, 2030.
At September 30, 2026 and December 31, 2025, $107.9 million and $66.4 million was outstanding under the Credit Facility, respectively. Kforce had $1.1 million of outstanding letters of credit at September 30, 2026 and December 31, 2025, which pursuant to the Credit Facility, reduces the availability of our borrowing capacity. At September 30, 2026, we are in compliance with all of the covenants contained in the Credit Facility.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Deferred compensation payable - long term	$48,322	$47,650
Operating lease liabilities	10,427	13,204
Other long-term liabilities	4	51
Total Other long-term liabilities	$58,753	$60,905

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
The following table presents the Restricted Stock activity for the nine months ended September 30, 2026:

(in thousands, except per share amounts)	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2025	1,098	$50.40
Granted	120	$38.77
Forfeited	(21)	$55.96
Vested	(49)	$39.80	$1,744
Outstanding at September 30, 2026	1,148	$49.54
At September 30, 2026, total unrecognized stock-based compensation expense related to restricted stock was $31.5 million, which is expected to be recognized over a weighted-average remaining period of 3.8 years.
During the three and nine months ended September 30, 2026, stock-based compensation expense was $3.8 million and $11.1 million, respectively. During the three and nine months ended September 30, 2025, stock-based compensation expense was $3.0 million and $10.3 million, respectively. Stock-based compensation is included in Selling, general and administrative expenses (“SG&A”) in the Unaudited Condensed Consolidated Statements of Operations.

Note J - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for certain post-employment benefits under certain circumstances. At September 30, 2026, our liability would be approximately $30.9 million if, following a change in control, all of the executives under contract were terminated without cause by Kforce or if the executives resigned for good reason, and $11.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without cause or if the executives resigned for good reason.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2026, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the nine months ended September 30, 2026 increased 4.1% to $1.04 billion from nearly $1.00 billion in the comparable period in 2025. Revenue increased 4.0% and 4.6% for Technology and FA, respectively, primarily driven by increases in consultants on assignment.
•Flex revenue for the nine months ended September 30, 2026 increased 4.1% to $1.02 billion from $0.98 billion in the comparable period in 2025. Flex revenue increased 4.0% and 5.4% for Technology and FA, respectively.
•Direct Hire revenue for the nine months ended September 30, 2026 increased 3.0% to $20.3 million from $19.7 million in the comparable period in 2025.
•Gross profit margin for the nine months ended September 30, 2026 increased 80 basis points to 28.0% from 27.2% in the comparable period in 2025 primarily driven by an increase in Flex gross profit margins and a greater percentage of Direct Hire revenue.
•Flex gross profit margin for the nine months ended September 30, 2026 increased 80 basis points to 26.5% from 25.7% in the comparable period in 2025 primarily driven by improved bill and pay spreads.
•SG&A expenses as a percentage of revenue for the nine months ended September 30, 2026 decreased slightly to 22.5% from 22.6% in the comparable period in 2025.
•Net income for the nine months ended September 30, 2026 increased 20.3% to $35.7 million, or $2.08 diluted earnings per share, from $29.7 million, or $1.66 diluted earnings per share, for the nine months ended September 30, 2025.
•The Firm returned $34.9 million of capital to our shareholders in the form of open market repurchases totaling $14.7 million and quarterly dividends totaling $20.2 million during the nine months ended September 30, 2026.
•Cash provided by operating activities was $2.8 million during the nine months ended September 30, 2026, as compared to cash provided by operating activities of $41.9 million for the nine months ended September 30, 2025. The change was primarily driven by an increase in trade receivables given the significant levels of revenue growth we are delivering.

RESULTS OF OPERATIONS
Business Overview
Kforce is a leading domestic provider of technology and finance and accounting talent solutions to innovative and industry-leading companies. At September 30, 2026, Kforce employed over 1,600 associates and had approximately 8,300 consultants on assignment. Kforce serves clients across a diverse set of industries and organizations of all sizes, but we place a particular focus on serving Fortune 500 and other leading companies.
We were pleased to have delivered another quarter of accelerating revenue and earnings growth in the third quarter of 2026. We believe our performance reflects the continuing build of momentum that began in the second half of 2025, as evidenced by another quarter of sequential growth, and is further accentuated by delivering a year-over-year growth rate in our Technology business of nearly 8% that is roughly equivalent to our pre-pandemic compound annual growth rate. There has been considerable debate about whether AI tools and technologies will constrain demand across our sector. Across Kforce’s 64-year history, we have navigated—and helped our clients navigate—several defining periods of technological change, from mainframe and personal computing and the internet to mobile technology and cloud computing. We witnessed that each transition reshaped the labor market, yet it also created new opportunities as workers, particularly technology professionals, developed new skills and adapted to evolving demands. Over time, these cycles ultimately expanded the number and breadth of technology-related roles.
We are operating in an environment where many companies remain hesitant to add full-time staff. Broader uncertainty, including geopolitical tensions, rising interest rates and related volatility in global energy markets, has further reinforced the need for agility. We believe these dynamics highlight the value of flexible workforce solutions as clients adapt to near-term uncertainty while assessing the longer-term implications of emerging technologies on their businesses and talent strategies. With our flexible technology talent solutions and consulting capabilities, we believe Kforce is well positioned to help clients modernize their operations, translate technology investments into business value, and build competitive advantage.
Based on data published by Staffing Industry Analysts (“SIA”), temporary employment figures and trends are important indicators of staffing demand from an economic standpoint. The national U.S. unemployment rate declined to 4.2% in September 2026 as compared to 4.4% in December 2025. In the latest U.S. staffing industry forecast published by SIA in September 2026, the technology temporary staffing industry is estimated to grow 2% in 2026 and 2% in 2027.
Operating Results - Three and Nine Months Ended September 30, 2026 and 2025
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by segment:
Technology	92.6%	92.3%	92.6%	92.7%
FA	7.4	7.7	7.4	7.3
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	98.1%	98.1%	98.0%	98.0%
Direct Hire	1.9	1.9	2.0	2.0
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	28.2%	27.7%	28.0%	27.2%
Selling, general and administrative expenses	21.6%	22.8%	22.5%	22.6%
Depreciation and amortization	0.3%	0.4%	0.4%	0.4%
Income from operations	6.3%	4.5%	5.1%	4.2%
Income before income taxes	6.0%	4.3%	4.9%	3.9%
Net income	4.3%	3.3%	3.4%	3.0%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Technology
Flex revenue	$328,059	7.8%	$304,272	$951,049	4.0%	$914,551
Direct Hire revenue	3,187	10.9%	2,873	10,036	6.7%	9,405
Total Technology revenue	$331,246	7.8%	$307,145	$961,085	4.0%	$923,956
FA
Flex revenue	$22,996	4.6%	$21,991	$66,063	5.4%	$62,693
Direct Hire revenue	3,513	0.1%	3,509	10,302	(0.4)%	10,340
Total FA revenue	$26,509	4.0%	$25,500	$76,365	4.6%	$73,033

Total Flex revenue	$351,055	7.6%	$326,263	$1,017,112	4.1%	$977,244
Total Direct Hire revenue	6,700	5.0%	6,382	20,338	3.0%	19,745
Total Revenue	$357,755	7.5%	$332,645	$1,037,450	4.1%	$996,989
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our Technology business increased 7.8% and 4.0% during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by an increase in consultants on assignment. Our average Technology bill rate was approximately $91 for the three and nine months ended September 30, 2026, which increased 1% as compared to the same periods in 2025. In the fourth quarter, we expect Technology Flex revenue to increase in the low single digits sequentially and high single digits year over year.
Our FA business experienced an increase in Flex revenue of 4.6% and 5.4% during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by an increase in consultants on assignment and bill rates. In the fourth quarter, we expect FA Flex revenue to remain flat sequentially and year over year.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026 vs. September 30, 2025		September 30, 2026 vs. September 30, 2025
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Volume - hours billed	$19,068	$532	$32,132	$2,715
Bill rate	4,854	481	4,792	662
Billable expenses	(135)	(8)	(426)	(7)
Total change in Flex revenue	$23,787	$1,005	$36,498	$3,370
The following table presents total Flex hours billed by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Technology	3,595	6.3%	3,383	10,480	3.5%	10,124
FA	423	2.7%	412	1,236	4.5%	1,183
Total Flex hours billed	4,018	5.9%	3,795	11,716	3.6%	11,307
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 5.0% and 3.0% during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, which was primarily driven by an increase in placements.

Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes and certain fringe benefits, as well as independent contractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents gross profit (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Technology	27.4%	2.2%	26.8%	27.2%	3.4%	26.3%
FA	38.3%	(1.5)%	38.9%	38.3%	(0.3)%	38.4%
Total gross profit percentage	28.2%	1.8%	27.7%	28.0%	2.9%	27.2%
Total gross profit percentage increased 50 and 80 basis points for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by an increase in Technology Flex gross profit margins and a greater percentage of Direct Hire revenue.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Technology	26.7%	2.3%	26.1%	26.4%	3.1%	25.6%
FA	28.9%	(0.7)%	29.1%	28.6%	1.1%	28.3%
Total Flex gross profit percentage	26.8%	1.9%	26.3%	26.5%	3.1%	25.7%
Our Flex gross profit percentage increased 50 and 80 basis points for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025.
•Technology Flex gross profit margins increased 60 and 80 basis points for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, which was primarily driven by improved bill and pay spreads. In the fourth quarter, we expect Technology Flex gross profit margins to decline sequentially due to the typical seasonal impact of paid time off taken by our consultants, although the underlying bill and pay spreads are expected to be stable.
•FA Flex gross profit margins decreased 20 basis points for the three months ended September 30, 2026 as compared to the same period in 2025, which was primarily driven by higher healthcare costs, partially offset by improved bill and pay spreads. FA Flex gross profit margins increased 30 basis points for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily driven by improved bill and pay spreads. In the fourth quarter, we expect FA Flex gross profit margins to decline slightly due to seasonality on a sequential basis.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026 vs. September 30, 2025		September 30, 2026 vs. September 30, 2025
Key Drivers - Increase (Decrease)	Technology	FA	Technology	FA
Revenue impact (volume)	$6,213	$293	$9,327	$953
Profitability impact (bill rate)	1,801	(46)	8,074	246
Total change in Flex gross profit	$8,014	$247	$17,401	$1,199
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 84.3% and 83.9% for the three and nine months ended September 30, 2026, respectively, as compared to 84.1% and 84.4% for the comparable periods in 2025. Commissions and other bonus incentives are variable costs driven primarily by revenue and gross profit levels. Therefore, as those levels change, these expenses would also generally be anticipated to change.

The following table presents certain components of SG&A as a percentage of total revenue:

(in thousands)	2026	% of Revenue	2025	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$65,025	18.2%	$63,849	19.2%
Other (1)	12,136	3.4%	12,035	3.6%
Total SG&A	$77,161	21.6%	$75,884	22.8%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$195,786	18.9%	$190,229	19.1%
Other (1)	37,539	3.6%	35,190	3.5%
Total SG&A	$233,325	22.5%	$225,419	22.6%
(1) Includes items such as credit loss expense, lease expense, professional fees, travel, communication and office-related expense, and certain other expenses.
SG&A expenses as a percentage of revenue decreased 120 and 10 basis points for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025.
We have gained leverage from adjustments to headcount levels and refinements in our organizational structure. We also recorded a gain on a company-owned life insurance policy during the three months ended September 30, 2026. The nine months ended September 30, 2026 were impacted by the aforementioned items, but partially offset by an increase in healthcare costs and higher performance-based compensation costs due to improved financial performance.
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
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Fixed asset depreciation	$586	(8.6)%	$641	$1,860	(7.7)%	$2,015
Capitalized software amortization	573	(21.5)%	730	1,899	(14.1)%	2,210
Total Depreciation and amortization	$1,159	(15.5)%	$1,371	$3,759	(11.0)%	$4,225
Other Expense, Net. Other expense, net was $0.9 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. Other expense, net was $2.5 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. Other expense, net primarily includes interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) was 29.7% and 24.3% for the nine months ended September 30, 2026 and 2025, respectively. The increase in our effective tax rate was primarily attributable to higher nondeductible compensation expense under Internal Revenue Code Section 162(m), the expiration of the Work Opportunity Tax Credits program in 2025, and lower research and development tax credits associated with our strategic priorities.

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

	Sequential Growth Rates (GAAP)
	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2
Technology Flex	2.5%	5.6%	(0.2)%	(0.2)%	(1.2)%	1.8%
FA Flex	5.5%	2.4%	(5.6)%	2.4%	6.9%	2.1%
Total Flex revenue	2.7%	5.4%	(0.6)%	(0.1)%	(0.7)%	1.8%
	Sequential Growth Rates (Non-GAAP)
	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2
Billing Days	64	64	63	62	64	64
Technology Flex	2.5%	4.0%	(1.8)%	3.0%	(1.2)%	0.2%
FA Flex	5.5%	0.8%	(7.1)%	5.7%	6.9%	0.5%
Total Flex revenue	2.7%	3.8%	(2.2)%	3.2%	(0.7)%	0.2%

	Year-Over-Year Growth Rates (GAAP)
	2026				2025
	YTD	Q3	Q2	Q1	YTD	Q3	Q2	Q1
Technology Flex	4.0%	7.8%	4.0%	0.2%	(5.2)%	(5.5)%	(5.0)%	(5.0)%
FA Flex	5.4%	4.6%	6.0%	5.7%	(16.0)%	(7.3)%	(16.8)%	(23.2)%
Total Flex revenue	4.1%	7.6%	4.1%	0.5%	(6.0)%	(5.7)%	(5.8)%	(6.4)%
	Year-Over-Year Growth Rates (Non-GAAP)
	2026				2025
	YTD	Q3	Q2	Q1	YTD	Q3	Q2	Q1
Billing Days	191	64	64	63	191	64	64	63
Technology Flex	4.0%	7.8%	4.0%	0.2%	(4.7)%	(5.5)%	(5.0)%	(3.5)%
FA Flex	5.4%	4.6%	6.0%	5.7%	(15.6)%	(7.3)%	(16.8)%	(22.0)%
Total Flex revenue	4.1%	7.6%	4.1%	0.5%	(5.5)%	(5.7)%	(5.8)%	(4.9)%

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

The following table presents a reconciliation of Cash (Used in) Provided by Operating Activities to Free Cash Flow:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash provided by operating activities	$2,801	$41,937
Capital expenditures	(10,830)	(11,798)
Free cash flow	(8,029)	30,139
Change in debt	41,500	32,300
Repurchases of common stock	(15,138)	(41,450)
Cash dividends	(20,225)	(20,778)
Proceeds from company-owned life insurance	—	1,383
Premiums paid for company-owned life insurance	—	(686)
Other	—	(5)
Change in cash and cash equivalents	$(1,892)	$903

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
The following table includes a reconciliation of Net income to Adjusted EBITDA:

(in thousands)	2026	2025
Three Months Ended September 30,
Net income	$15,445	$11,068
Depreciation and amortization	1,159	1,371
Stock-based compensation expense	3,811	3,034
Interest expense, net	869	758
Income tax expense	6,193	3,176
Adjusted EBITDA	$27,477	$19,407
Nine Months Ended September 30,
Net income	$35,693	$29,662
Depreciation and amortization	3,759	4,225
Stock-based compensation expense	11,119	10,308
Interest expense, net	2,501	2,340
Income tax expense	15,060	9,507
Adjusted EBITDA	$68,132	$56,042

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flows, as well as borrowings under our Credit Facility (as defined below). At September 30, 2026 and December 31, 2025, we had $107.9 million and $66.4 million outstanding under our Credit Facility, respectively, and the borrowing availability was $91.0 million and $132.5 million, respectively, subject to certain covenants. At September 30, 2026, Kforce had $121.6 million in working capital compared to $88.5 million at December 31, 2025.
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
Cash provided by operating activities was $2.8 million during the nine months ended September 30, 2026, as compared to cash provided by operating activities of $41.9 million during the nine months ended September 30, 2025. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The year-over-year decrease was primarily driven by higher trade receivables given the significant levels of revenue growth we are delivering.
Cash used in investing activities was $10.8 million during the nine months ended September 30, 2026, and primarily consisted of cash used for capital expenditures. Cash used in investing activities during the nine months ended September 30, 2025 was $11.1 million and primarily consisted of cash used for capital expenditures.
Cash provided by financing activities was $6.1 million during the nine months ended September 30, 2026, as compared to $29.9 million of cash used in financing activities during the nine months ended September 30, 2025. This change was primarily driven by decreases in repurchases of common stock and higher net proceeds on our Credit Facility.
The following table presents the cash flow impact of the common stock repurchase activity:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Open market repurchases	$14,880	$41,160
Repurchased shares withheld for tax withholding upon vesting of restricted stock	258	290
Total cash flow impact from Repurchases of common stock	$15,138	$41,450
Cash paid in current year for settlement of prior year repurchases	$200	$260
During the nine months ended September 30, 2026 and 2025, Kforce’s Board of Directors (the “Board”) declared and paid quarterly dividends of $20.2 million ($1.20 per share) and $20.8 million ($1.17 per share), respectively, which represents a 3% increase on a per share basis. While the Board has declared and paid quarterly dividends since the fourth quarter of 2014, and intends to in the foreseeable future, dividends will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, operating cash flows and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months, and the foreseeable future, which we believe will provide us the flexibility to continue returning significant capital to our shareholders. We believe that we have access to additional funds, if needed, through the capital markets to obtain further financing under the current market conditions. However, a material deterioration in the macroeconomic environment or market conditions, among other things, could adversely affect operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for capital expenditures, investments, additional common stock repurchases or dividends.

Credit Facility
On November 5, 2025, the Firm entered into a senior secured credit facility with Bank of America, N.A., as administrative and collateral agent, BofA Securities, Inc. and PNC Capital Markets LLC as joint lead arrangers, BofA Securities, Inc. as bookrunner and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $200.0 million, which includes a $10.0 million sublimit for the issuance of standby and commercial letters of credit and $10.0 million sublimit for swingline loans, and may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million. At September 30, 2026, $107.9 million was outstanding and $91.0 million was available on our Credit Facility, and at December 31, 2025, $66.4 million was outstanding. At September 30, 2026, we are in compliance with all of the covenants contained in the Credit Facility as described in our 2025 Annual Report on Form 10-K, and we currently expect that we will be able to maintain compliance with these covenants.
Stock Repurchases
In October 2025, the Board approved an increase in our stock repurchase authorization, bringing the total authorization to $100.0 million. During the nine months ended September 30, 2026, Kforce repurchased approximately 527 thousand shares of common stock on the open market at a total cost of approximately $14.7 million. In addition, $82.5 million remained available for further repurchases under the Board-authorized common stock repurchase program at September 30, 2026.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
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
The following table presents information with respect to our repurchases of Kforce Inc. common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2026 to July 31, 2026	—	$—	—	$82,519,630
August 1, 2026 to August 31, 2026	1,212	$58.39	—	$82,519,630
September 1, 2026 to September 30, 2026	—	$—	—	$82,519,630
Total	1,212	$58.39	—	$82,519,630
(1) Includes 1,212 repurchased shares withheld for tax withholding upon vesting of restricted stock for the period from August 1, 2026 to August 31, 2026.
(2) In October 2025, the Board approved a change to the Plan increasing the available authorization to $100 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
None.
ITEM 5.    OTHER INFORMATION.
Insider Trading Arrangements
The following table sets forth information related to our directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Kforce securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 trading plan”), or any non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K (“non-Rule 10b5-1 trading plan”), during the three months ended September 30, 2026:

				Trading Arrangement
Name and Title	Action	Date	Expiration Date	Rule 10b5-1 Trading Plan	Non-Rule 10b5-1 Trading Plan	Total Number of Securities to be Sold
Joseph J. Liberatore, President and CEO	Adoption	August 7, 2026	February 28, 2028	X		89,556
As required by the applicable securities laws, rules, and regulations, transactions executed under these trading plans are disclosed publicly through Form 4 and Form 144 filings with the SEC.
During the three months ended September 30, 2026, none of our officers or directors modified or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
101
The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended September 30, 2026, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

²	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	October 28, 2026	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Chief Financial Officer
(Principal Financial and Accounting Officer)